Form 10-K
period 2013-12-31
PLUM CREEK TIMBER CO INC
filed 2014-02-28
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☒         Accelerated filer    ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2013, was $6,683,462,748. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock, as of February 20, 2014 was 177,094,071.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2014 Annual Meeting of Shareholders to be held on May 6, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

PLUM CREEK 2013 FORM 10-K | 1

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

Our Business

Plum Creek is among the largest and most geographically diverse private landowners in the nation. As of December 31, 2013, we owned approximately 6.8 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-value use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Texas, and Virginia. In addition, our Energy and Natural Resources Segment includes our natural resource businesses that focus on opportunities for oil and natural gas production, construction aggregates and mineral extraction, wind power and communication and transportation rights of way. The Real Estate Segment comprises our sales of higher and better use timberlands (some of which are sold through our wholly-owned taxable REIT subsidiaries), and sales of non-strategic timberlands, including sales of large blocks of timberlands. Our Real Estate Segment includes development of certain properties, internally and through joint venture arrangements.

Our Manufacturing Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes two lumber mills, two plywood mills and two medium density fiberboard (“MDF”) production lines in Montana and one lumber remanufacturing facility in Idaho. The Montana facilities, strategically located near our timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF.

Beginning in 2014, we intend to begin providing timber and wood-fiber procurement services to certain customers. These activities will consist primarily of harvesting and selling trees from timberlands that are not owned by us. Additionally, in December 2013, we acquired an equity investment in MWV-Charleston Land Partners, LLC, which consists of 109,000 acres of high-value rural lands and development-quality lands near Charleston, South Carolina. These new business activities, including our share of the equity earnings/(losses) from the equity investment, will be reported in the Other Segment.

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

Sustainable Resource Management. We grow the value of our core timber business by actively managing our working forests. We view our core timber resource base as a renewable asset with substantial inherent value. We seek to manage our timberlands in a manner that optimizes the balance among current cash flows, the biological growth of our timber and prudent environmental management. Our management approach employs advanced forest management practices, including the use of a computerized timber inventory system, thinning and fertilization, and selective breeding to produce superior seedlings. Tree growth rates vary by region because of differences in weather,

PLUM CREEK 2013 FORM 10-K | 2

Table of Contents	PART I / ITEM 1

climate and soil conditions. Over the past decade, we have planted more than 600 million trees and planned for the natural regeneration of millions more trees. Newly-planted seedlings take 20 to 30 years to reach harvest maturity in the Southern United States, 35 to 60 years in the Northwestern United States, 45 to 70 years in the Northeastern United States and 70 to 90 years in inland regions of the Western United States, depending on the desired product. Our goal is to harvest trees at their optimal value. We merchandise the tree to get the most value from each log segment, while meeting customer specifications.

Furthermore, as part of our business, we focus on realizing the maximum value for non-timber resources on our properties, including opportunities relating to rock and mineral extraction. Here, our strategy involves forming alliances with industry leaders to identify and pursue such opportunities.

Disciplined Acquisitions and Dispositions. The U.S. timberland market is highly fragmented. To the extent high-quality timberlands are available for acquisition, we believe we are well-positioned to compete for these properties because we are willing to enter into long-term supply agreements with sellers, we can structure acquisitions on a tax-efficient basis, we have broad geographic reach, we have a strong reputation for prudent environmental management, and we maintain a conservative capital structure, which provides us ready access to capital.

In December 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia and West Virginia, along with related minerals and wind power leases. In April 2013, we acquired approximately 46,000 acres of timberlands in Georgia and Alabama.

We estimate that included in the company’s 6.8 million acres of timberlands are approximately 800,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company identified approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands will continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

Our disciplined acquisition and disposition strategy has allowed us to expand and diversify our timberland holdings since our formation in 1989. This growth and diversification has enhanced our operating flexibility and reduced our exposure to regional timber market fluctuations. We expect that future acquisitions of timberland would be in or near one or more of the timber producing areas of the United States, including, but not limited to, in or near states in which we currently own timberlands.

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFISM”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. Forestry practices on all of our timberlands have been independently audited and certified under the SFISM program. Our planning efforts for species listed as threatened or endangered under the Endangered Species Act have resulted in three major habitat conservation agreements under which we manage approximately 1.1 million acres of our timberlands. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

PLUM CREEK 2013 FORM 10-K | 3

Table of Contents	PART I / ITEM 1

Segment Information

Certain financial information for each business segment is included in Note 20 of the Notes to Consolidated Financial Statements and is incorporated herein by reference. Effective December 31, 2013, the company made several minor changes to its segment reporting. The company added a new reportable segment called “Energy and Natural Resources Segment.” No previously reported segment amounts have been restated since in prior periods the Other Segment consisted solely of the company's energy and natural resources business activities. Beginning in 2014, in connection with the new business of providing timber and wood-fiber procurement services, the company plans to report in our Other Segment business activities associated with the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, the company plans to report in the Other Segment the equity earnings (losses) associated with the recently acquired investment in MWV-Charleston Land Partners, LLC (see Note 17 of the Notes to Consolidated Financial Statements).

Northern Resources Segment

As of December 31, 2013, the Northern Resources Segment encompassed approximately 3.2 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 102 million tons of standing timber, including approximately 26 million tons of standing timber in the states of Washington and Oregon. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment. For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

Timber harvested in the Northern Resources Segment is sold predominately as delivered logs to domestic mills and, in Montana, is also used in our manufacturing facilities. Competitors in the domestic log market include the United States Forest Service, the Bureau of Land Management, the Bureau of Indian Affairs, the British Columbia Ministry of
Forests, numerous private individuals, domestic and foreign industrial timberland owners, and state agencies located in the regions in which we operate. In the Northern Resources Segment, domestic wood and fiber consuming facilities tend to purchase raw materials within a 200-mile radius due to transportation costs. Competitive factors within a market area generally include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on price, on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on our status as a Sustainable Forestry Initiative® certified supplier, and on our ability to maintain qualified independent logging and hauling contractors.

The Northern Resources Segment has several long-term (i.e. greater than 1 year) log supply agreements, under which we sell approximately 33% of our total volume. In general, the agreements require us to supply a specified volume of sawlogs or pulpwood to certain manufacturing facilities in the U.S. Our supply agreements reflect a market-based sales price. The terms of each agreement require sales price to be updated periodically, generally on a quarterly basis. Substantially all of the supply agreements use one or more of the following market indicators to determine the selling price:

•	Average log prices for similarly situated regional customers (excluding the supply agreement customer) realized by Plum Creek over a defined time period;

•	Average log prices from other log suppliers paid by the log supply agreement customer over a defined time period; and/or

•	Negotiated base market price that is adjusted each period using published composite indexes.

During 2013, approximately 18% of the sawlogs and 67% of the pulpwood harvested in our Northern Resources Segment was sold pursuant to these long-term supply agreements. We expect these percentages to be approximately 18% of sawlogs and 71% of pulpwood during 2014. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

PLUM CREEK 2013 FORM 10-K | 4

Table of Contents	PART I / ITEM 1

Southern Resources Segment

As of December 31, 2013, the Southern Resources Segment consisted of approximately 3.6 million acres of timberlands (including approximately 214,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Texas, and Virginia, and contained an estimated 173 million tons of standing timber. This estimate includes volume related to long-term timber deeds acquired in 2012 and 2013. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated inventory includes volumes in environmentally sensitive areas, where we defer harvest until conditions permit the removal of trees without adversely affecting the environment. For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, OSB, and pulp and paper products. Competitors in the Southern log markets include numerous private individuals, other industrial timberland owners, and to a lesser extent, state and federal agencies who own and manage forests in the region. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on price, on our status as a Sustainable Forestry Initiative® certified supplier, and on our ability to maintain qualified independent logging and hauling contractors. The Southern Resources Segment has a single customer, with multiple facilities, that represents 21% of its revenues. While not expected, the loss of this customer (all the facilities we currently serve) could have a significant impact on its operating income. The customer purchases sawlogs and pulpwood for its facilities located across the Southern Resources Segment. These facilities produce lumber, plywood, OSB and pulp and paper products. The loss of an individual facility would not likely have a significant impact on operating income.

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

During 2013, approximately 19% of the sawlogs and 22% of the pulpwood harvested in our Southern Resources Segment was sold pursuant to these long-term supply agreements. We expect these percentages to be approximately 14% of sawlogs and 25% of pulpwood during 2014. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

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

PLUM CREEK 2013 FORM 10-K | 5

Table of Contents	PART I / ITEM 1

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

Higher Value Timberlands. We review our timberlands to identify properties that may have higher values other than as commercial timberlands. Included in our 6.8 million acres are approximately 800,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential.

The 75,000 acres identified as having development potential are expected to be developed internally or through third-party arrangements over the next fifteen to twenty years. Projects developed internally by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. For larger and more complicated projects, it is our intent to sell to, or enter into joint venture arrangements with leading land developers. In the near term, we are focused on several industrial projects. The development of residential properties is expected to be gradual and will depend on local market conditions.

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

We have approximately 300,000 acres of non-strategic timberlands, which we expect to sell in smaller acreage transactions over the near and medium term (“small non-strategic”). In addition to these 300,000 acres, from time to time, we sell timberlands in larger acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Demand for larger acreage parcels has remained strong and we have received good values for sales during recent years. During 2013, we sold 51,000 large non-strategic acres in two transactions for $106 million and in 2012, we sold 186,000 large non-strategic acres for $209 million. The majority of acreage sold in 2012 was in lower value regions compared to the land sold during 2013.

Manufacturing Segment

Lumber. We produce a diverse line of softwood lumber products, including boards (common, select, and edge-glued) and studs. Lumber products manufactured in our western Montana pine board sawmill and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in repair and remodeling projects. Lumber products from our Montana studmill are targeted to contractor distribution yards for use in home construction. Both pine board and stud lumber products are also sold to stocking distributors who serve a wide variety of end uses. In April 2013, we restarted the studmill plant that had been curtailed since June 2009, as a result of improving market conditions.

Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with many United States, Canadian and European producers. Canadian lumber producers have a significant position in the United States market due to their low wood fiber costs. Competition from European lumber producers varies from year to year and is significantly impacted by alternative international wood markets and changes in both currency exchange rates and ocean freight rates. The lumber market is also subject to competition from substitute products, such as products made from engineered wood composites, fiber/cement composites, plastics and steel.

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of logs into finished products. The majority of wood chips, sawdust, and shavings are used in our MDF facilities.

PLUM CREEK 2013 FORM 10-K | 6

Table of Contents	PART I / ITEM 1

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets (boat, recreational vehicle and transportation end-uses) and commercial markets (concrete forming overlay products). Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2013, we sold approximately 5% of our plywood in Canada. See “Lumber” above for a discussion of residual by-products.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 61% of North American structural panel production. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base, supply of superior quality timber and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring. During 2013, we sold approximately 7% and 3% of our MDF in Canada and Mexico, respectively.

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

Our lumber and plywood facilities have purchased and will continue to source logs from external suppliers, primarily the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of logs from external sources as harvest levels on our Montana timberlands decline. Timberland harvest levels in and around Montana over the last several years have been declining, and we may experience a reduction in total future log supply which could impact manufacturing facility production or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below). In addition to buying logs, 15% of plywood production is supplemented through veneer purchased in the Pacific Northwest and Canada. Our MDF facilities have a consistent supply of chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual by-products due to lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Future MDF wood fiber sourcing is expected to also include a portion of pulpwood processed into wood chips. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier. Our lumber remanufacturing facility (the Idaho pine board plant) obtains approximately 25% of its lumber raw materials from our Plum Creek pine board sawmill. The remainder has been procured from third-party suppliers.

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

PLUM CREEK 2013 FORM 10-K | 7

Table of Contents	PART I / ITEM 1

products, our innovative approach to providing high-quality, value-added products to various retail and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.

Energy and Natural Resources

We focus on realizing the maximum value potential of our non-timber ownership, including opportunities for oil and natural gas production, construction materials, industrial mineral extraction and wind energy development, along with communication and transportation rights of way. This segment consists of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming alliances with industry leaders to identify, develop and sometimes acquire producing natural resources properties and mineral rights. As the owner of mineral rights and interests, we typically do not invest in operations but instead enter into contracts with operators granting them the right to produce and sell natural resources from our property in exchange for rents and royalties. We currently receive rental and royalty revenue from the extraction of oil, coal bed methane, natural gas, coal, construction aggregates and other minerals, and wind energy production from our ownership. Additionally, we receive payments in exchange for granting oil and gas exploration rights, and communication and transportation rights of way.

In addition to realizing values from our existing timberland ownership, we have also made recent opportunistic acquisitions of natural resource assets. In December 2013, we acquired certain minerals and wind power leases for $65 million that were associated with approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia. In September 2013, we acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. In December 2012, we acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. We expect to continue to negotiate royalty arrangements and leases to capture the maximum value for our non-timber natural resources assets. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

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

Timberland Operations. We use different management techniques in each of our regions, employing a variety of the most cost effective silvicultural methods available. We expect timber growth rates on our intensively managed timberlands to continue to improve over time as a result of genetic advances in seedlings and forest management practices such as thinning, competition control, and fertilization.

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

To improve the productivity of our timberlands, our approach is to ensure that acres harvested are promptly reforested. Based on the site conditions and geography, harvested areas may be planted or regenerated naturally by leaving

PLUM CREEK 2013 FORM 10-K | 8

Table of Contents	PART I / ITEM 1

mature trees to reseed the area. Natural regeneration methods are used on a substantial portion of our timberlands in the Northern Resources Segment. In the Southern Resources Segment, softwood lands are reforested by planting and hardwood lands are reforested through natural means.

Timber Inventory. Estimation of our standing timber inventory is guided by a set of policies and procedures. Timber volume data is determined through a process generally referred to as a “timber cruise,” whereby volume on a timber stand is statistically estimated based on field measurements of the number of trees, tree height and tree diameter for sample areas. We perform timber cruises on a portion of our timberlands each year. Inventory is either estimated and maintained at the individual stand level or at the strata level, grouping stands of similar age, species, productivity, and harvest history. For stands that have not been cruised in the present year, growth models are used to estimate the current inventory. The key inputs in the growth process are identification of prior forest management treatments and metrics that describe stand age, tree density, and site productivity. Formulas are also utilized to translate height and diameter information into estimates of wood volume. Our timber inventory estimates are updated to account for harvesting activities, timberland acquisitions and divestitures, biological growth, new timber cruise data and natural disturbances (e.g. fire, disease, or weather events), among other factors.

We believe that our inventory estimation process is consistent with general industry practices. In addition, our process is reviewed by external foresters in connection with our sustainability certification under the Sustainable Forestry Initiative® standard, and the results of this review confirm that our approach is generally consistent with industry practice.

Timber Loss. Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. The size and diversity of our timberlands, together with our active forest management, should help to minimize these risks. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters, but we do maintain insurance for loss of already harvested logs at our manufacturing facilities.

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

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of many species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These Habitat Conservation Plans (“HCPs”) are as follows:

Habitat Conservation Agreement	Protects	State	Acres (millions)
Central Cascades HCP	315 species	Washington	0.1
Native Fish HCP	5 species of trout and salmon	Montana	0.9
Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	0.1

PLUM CREEK 2013 FORM 10-K | 9

Table of Contents	PART I / ITEM 1

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

We have received incidental take permits pursuant to our Habitat Conservation Plans from the U.S. Fish and Wildlife Service that in total cover our forest management on 1.1 million acres in the Northern Resources Segment as of December 31, 2013. We prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

PLUM CREEK 2013 FORM 10-K | 10

Table of Contents	PART I / ITEM 1

Clean Water

The Clean Water Act and comparable state laws, regulations and best management practices programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency ("EPA"), but rather are subject to state regulation and best management practices programs. Litigation in the Ninth Circuit Court of Appeals had challenged this silvicultural exemption under the Clean Water Act. However, in March 2013, the U.S. Supreme Court upheld the EPA's interpretation of its regulation exempting logging roads and related silvicultural activities from permitting requirements. In addition to the Court's ruling, Congress recently passed legislation confirming that permitting cannot be required under the EPA's existing rules. However, the EPA remains free to regulate stormwater discharges from forest roads through measures other than federal permitting, including state regulation and voluntary best management practices. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future. Refer to Part II, Item 7, Events and Trends Affecting Operating Results, Clean Water Act - Supreme Court Ruling and Recent Legislation for further discussion.

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

Encumbrances

Under the terms of our debt agreements, we have agreed not to pledge or secure our timberlands, except under limited circumstances.

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

Employees

As of December 31, 2013, we had 672 salaried and 636 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of tree seedlings and the harvesting and delivery of logs are conducted by independent contractors.

PLUM CREEK 2013 FORM 10-K | 11

Table of Contents	PART I / ITEM 1

Certain Corporate Governance and Other Available Information

The company maintains a code of ethics entitled the Plum Creek Code of Conduct, which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, a provision of the Plum Creek Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the principal executive officer, principal financial officer or principal accounting officer) at this location on its website. The company will also post to its website the name of any director who simultaneously serves on the audit committee of more than three public companies, along with the Board’s determination that such service would not impair any such director’s ability to serve on the company’s audit committee. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our website by first clicking the “Investors” link, then the “Financial Publications” link and finally the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting the company’s Investor Relations Department at 601 Union Street, Suite 3100, Seattle, Washington 98101, or by calling (206) 467-3600.

PLUM CREEK 2013 FORM 10-K | 12

Table of Contents	PART I / ITEM 1A

ITEM 1A. RISK FACTORS

Business and Operating Risks

The Cyclical Nature of Our Business Could Adversely Affect Our Results of Operations

Our results of operations are affected by the cyclical nature of the economy, the forest products industry and real estate markets. Historical prices for logs, land and manufactured wood products have been volatile, and we have limited direct influence over the time and extent of price changes. The demand for logs and wood products is affected primarily by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper and engineered wood products markets and the bio-energy production markets. These activities are, in turn, subject to fluctuations due to, among other factors:

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. We do not expect significant improvement in real estate prices or demand during 2014, and recovery to pre-2009 levels may take several years.

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

PLUM CREEK 2013 FORM 10-K | 13

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

Our Joint Ventures May Pose Unique Risks

We participate in joint ventures and may participate in additional joint venture projects from time to time, including but not limited to joint ventures involving the ownership and management of timberlands, and we may enter into other joint venture projects with similar or different structures and terms. Any joint venture involves risks including, but not limited to, the risk that one or more of our joint venture partners takes actions that are contrary to our agreed upon terms, our instructions to them or to our policies or objectives, any one of which could cause adverse consequences for us.

Our Cash Dividends are Not Guaranteed and May Fluctuate

We have elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Generally, REITs are required to distribute 90% of their taxable income. However, REITs are required to distribute only their ordinary taxable income and not their net capital gains income. Accordingly, we do not believe that we are required to distribute material amounts of cash given that substantially all of our taxable income is treated as capital gains income. To the extent capital gains income is not distributed to stockholders, a REIT would be subject to a 35% federal corporate income tax and applicable state income taxes on the undistributed capital gains income. In addition, the stockholders would be required to report their share of the retained capital gains income on their respective income tax returns, but would receive a refundable tax credit for their share of the tax paid at the corporate level.

Our Board of Directors, in its sole discretion, determines the amount of the quarterly dividends (including the determination of whether to retain net capital gains income) to be provided to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

We May Be Unsuccessful in Carrying Out Our Acquisition Strategy

We intend to pursue acquisitions of strategic timberland properties when market conditions warrant. As with any investment, our acquisitions may not perform in accordance with our expectations. In addition, we anticipate financing such acquisitions through cash from operations, borrowings under our unsecured credit facilities, proceeds from equity or debt offerings (including offerings of limited partnership units by our operating partnership) or proceeds from asset dispositions, or any combination thereof. Our inability to finance future acquisitions on favorable terms or the failure of any acquisitions to conform to our expectations, could adversely affect our results of operations.

PLUM CREEK 2013 FORM 10-K | 14

Table of Contents	PART I / ITEM 1A

We Depend on External Sources of Capital for Future Growth

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our incurrence of debt. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

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

Activities Conducted on Our Timberlands and in Our Manufacturing Facilities are Subject to Federal and State Environmental Laws and Regulations

Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations that may affect our business are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, operate our manufacturing facilities, remediate contaminated properties and/or develop real estate. These laws and regulations relate to, among other things, the protection of timberlands, endangered species, timber harvesting practices, recreation and aesthetics and the protection and restoration of natural resources, air and water quality. Over time, the complexity and stringency of these laws and regulations have increased, and the enforcement of these laws and regulations has intensified, and this trend is expected to continue.

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

PLUM CREEK 2013 FORM 10-K | 15

Table of Contents	PART I / ITEM 1A

Some environmental laws impose strict liability, rendering a person liable for environmental damage without regard to the person’s negligence or fault. These laws or future legislation or administrative or judicial action with respect to protection of the environment may adversely affect our business or require significant expenditures.

We are occasionally involved in environmental management matters and proceedings related to our manufacturing operations, our manufactured products and our timberland and natural resources holdings.  Our manufacturing processes use hazardous substances and generate pollutants.  Accordingly, we may be subject to claims for product liability or negligence, including claims for personal injury or property damage alleged to have arisen out of the use of our products or the release of hazardous substances. Moreover, on some of our vast land holdings we may discover environmental contamination. To date, we have not incurred significant costs for any material liabilities relating to such matters.

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

The CWA regulates the direct and indirect discharge of pollutants into the waters of the United States. Under the CWA, it is unlawful to discharge any pollutant from a “point source” into U.S. navigable waters without a permit obtained under the Environmental Protection Agency's (“EPA”) National Pollutant Discharge Elimination System ("NPDES") permit program.
In 2010, the U.S. Court of Appeals for the Ninth Circuit ruled that ditches and culverts associated with “forest roads” were “point sources” under the CWA and thus required NPDES permits. The plaintiff alleged that the defendants violated the CWA by not obtaining EPA permits for stormwater runoff from logging roads into systems of ditches, culverts and channels that is then discharged into forest streams and rivers.

This decision overturned a long-standing EPA interpretation of Phase I of its Industrial Stormwater Rule under which EPA exempts certain sources of runoff from CWA permitting. Since 1976, the EPA has exempted from NPDES permitting requirements “point source” silviculture activities such as nursery operations, site preparation, reforestation and subsequent silvicultural treatment, thinning, prescribed burning, pest and fire control, harvesting operations, surface drainage, or road construction and maintenance from which there is “natural runoff”. Under the EPA’s interpretation of Phase I of its Industrial Stormwater Rule, the agency does not require permitting for discharges from ditches, culverts and channels that collect stormwater runoff from logging roads. The EPA, however, stated that stormwater discharges from forest roads should be evaluated under “Phase II” of the Stormwater Rule because it allows for a broad range of flexible approaches that are better suited to address the complexity of forest road ownership, management, and use.

In March 2013, the U.S. Supreme Court reversed the Ninth Circuit court’s decision and upheld the EPA’s interpretation of its Industrial Stormwater Rule. Stormwater runoff from logging roads and related silvicultural activities thus remain exempt under Phase I of the Stormwater Rule from NPDES permitting requirements. In addition to the Court's ruling, Congress recently passed legislation confirming that NPDES permitting cannot be required under either Phase I or Phase II of the EPA's Stormwater Rules. However, the EPA remains free to regulate stormwater discharges from forest roads through measures other than NPDES permitting, including state regulation and voluntary best management practices.

In addition to the foregoing activities, we have leased some of our properties to third-party operators for the purpose of exploring, developing and producing oil and gas and rock and mineral extraction in exchange for fees and royalty payments. These activities are subject to federal, state and local laws and regulations. Some of our third party leases related to oil and gas activities involve third party operators drilling wells, and some of these wells involve hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable gas or oil to move through the rock pores to a production well. Fractures are typically created through the injection of water, chemicals and sand into the rock formation. On some of our properties, these operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, our lease arrangements provide that our third-party operators indemnify us against any such operating liability and that they maintain liability insurance. However, if for any reason our third-party operators do not indemnify us, or if liability insurance were not in effect, then it is possible that we could be responsible for costs associated with

PLUM CREEK 2013 FORM 10-K | 16

Table of Contents	PART I / ITEM 1A

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

PLUM CREEK 2013 FORM 10-K | 17

Table of Contents	PART I / ITEM 1A

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

Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or Corporate-Level Income Tax

Under the Internal Revenue Code, REITs must generally engage in the ownership and management of income producing real estate. For Plum Creek, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, the development and/or sale of certain timberlands and certain mineral royalty transactions are conducted through one or more of our wholly-owned taxable REIT subsidiaries (“TRSs”) because such activities could either generate non-qualifying REIT income or could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business as described above we believe that we satisfy the REIT requirements of the Internal Revenue Code and should not be subject to the 100% tax that could be imposed if a REIT were to engage in a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

PLUM CREEK 2013 FORM 10-K | 18

Table of Contents	PART I / ITEM 2

ITEM 2. PROPERTIES

We believe that our timberlands and manufacturing facilities are suitable and adequate for current operations (see Item 1. “Business” for discussion of the location and description of properties and encumbrances related to the properties). We own and operate modern manufacturing facilities, reported as part of our Manufacturing Segment, strategically located near our western Montana timberlands. The manufacturing facilities are maintained through on-going capital investments, regular maintenance and equipment upgrades. Additional information about our facilities by product line follows:

	Annual Capacity (in millions) (A)	2013 Actual Production (in millions) (B)
Lumber—board feet
Columbia Falls, MT	80	71
Evergreen, MT	65	32
Meridian, ID (Remanufacturing)	70	59
Total Lumber Capacity	215	162
Plywood—square feet (3/8”)
Columbia Falls, MT	110	90
Evergreen, MT	110	95
Total Plywood Capacity	220	185
MDF—square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	101
Columbia Falls, MT (Thin Line MDF)	120	121
Total MDF Capacity	265	222

(A)
Capacity represents the annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Production volumes may vary due to several factors, including end-use market conditions, wood fiber supply and labor availability.

(B)
Actual production in 2013 was modestly lower than our historic operating levels as a result of the decline in demand for wood products caused by low U.S. housing starts and reflects the ongoing optimization of our facilities' production volumes to our expected longer term operating levels. In April 2013, we resumed limited operations of our Evergreen, MT sawmill. This facility had been curtailed since June 2009 due to the sustained decline in lumber demand.

PLUM CREEK 2013 FORM 10-K | 19

Table of Contents	PART I / ITEM 3

ITEM 3. LEGAL PROCEEDINGS

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

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. We have filed a protest with IRS Appeals.

If the IRS's position were upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also be required to pay interest, which could be substantial, and if applicable, penalties.

We believe the transfer of the timberlands was a nontaxable contribution to the Timberland Venture and not a taxable transaction. We have not accrued income taxes for financial reporting purposes with respect to this matter and do not believe it is reasonably possible any material accrual will be made within the next year. We are confident in our position and believe that any proposed re-characterization of the Timberland Venture formation transaction by the IRS would ultimately be unsuccessful. We intend to vigorously contest this re-characterization.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PLUM CREEK 2013 FORM 10-K | 20

Table of Contents

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office (J)	Officer Since
Rick R. Holley (A)	62	Chief Executive Officer	1989
Thomas M. Lindquist (B)	53	President and Chief Operating Officer	2001
David W. Lambert (C)	53	Senior Vice President and Chief Financial Officer	2002
James A. Kilberg (D)	58	Senior Vice President, Real Estate, Energy and Natural Resources	2003
James A. Kraft (E)	58	Senior Vice President, General Counsel and Secretary	1989
Larry D. Neilson (F)	54	Senior Vice President, Resources and Operations Support	2002
Russell S. Hagen (G)	48	Senior Vice President, Business Development	2006
Timothy E. Punke (H)	43	Senior Vice President, Corporate Affairs and Public Policy	2013
Barbara L. Crowe (I)	62	Vice President, Human Resources	1997

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

(D)
Served since February 2013 as Senior Vice President, Real Estate, Energy and Natural Resources. From April 2006 to February 2013, Mr. Kilberg served as Senior Vice President, Real Estate and from January 2003 to March 2006 served as Vice President, Land Management.

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

(H)
Served since September 2013 as Senior Vice President, Corporate Affairs and Public Policy.  Prior to joining Plum Creek, Mr. Punke served from January 2007 to September 2013 as partner and co-founder of the Monument Policy Group, a government affairs consulting firm, and from 2005 to 2007, as a partner with the law firm K&L Gates.

(I)	Served since April 1997 as Vice President, Human Resources.

(J)	There are no family relationships among the executive officers of the company.

PLUM CREEK 2013 FORM 10-K | 21

Table of Contents	PART II / ITEM 5

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 20, 2014, there were 13,528 stockholders of record and 177,094,071 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2013 and 2012, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2013
High	$52.28	$54.62	$50.06	$50.08
Low	44.73	44.01	43.15	42.95
Cash Dividend per Share	$0.42	$0.44	$0.44	$0.44
2012
High	$41.86	$42.10	$44.99	$44.83
Low	36.34	35.43	39.17	40.60
Cash Dividend per Share	$0.42	$0.42	$0.42	$0.42

PLUM CREEK 2013 FORM 10-K | 22

Table of Contents	PART II / ITEM 5

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s ("S&P") 500 Index, the S&P Global Timber and Forestry Index, and the S&P Paper and Forest Product Stock Index for the five years ended December 31, 2013.

At December 31, 2013, we selected the S&P Global Timber & Forestry Index as our new industry index for performance comparisons. The S&P Global Timber & Forestry Index is comprised of 25 of the largest publicly traded companies engaged in either the ownership and management of timberlands or the production of wood and paper products. We believe our prior industry index, the S&P Paper and Forest Product Stock Index, no longer best reflects our industry, because consolidation in the forest products industry has significantly decreased the number of companies comprising that index. At December 31, 2013, only a single company, which does not own any U.S. timberlands, remains in the S&P Paper and Forest Product Stock Index.

The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the S&P 500 Index, the S&P Global Timber and Forestry Index and the S&P Paper and Forest Product Stock Index. It also assumes reinvestment of all dividends.

PLUM CREEK 2013 FORM 10-K | 23

Table of Contents	PART II / ITEM 5

The following table shows total stockholder return for the previous one year ended December 31:

	2009	2010	2011	2012	2013
Plum Creek	14.5%	3.8%	1.9%	26.7%	8.7%
S&P Global Timber and Forestry Index	39.3%	17.1%	(16.5)%	22.8%	20.4%
S&P 500 Index	26.5%	15.1%	2.1%	16.0%	32.4%
S&P Paper and Forest Products Stock Index	95.5%	5.5%	14.0%	34.9%	25.7%

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2008 for the years ended December 31:

	12/31/2008	2009	2010	2011	2012	2013
Plum Creek	$100	$115	$119	$121	$153	$167
S&P Global Timber and Forestry Index	$100	$139	$163	$136	$167	$201
S&P 500 Index	$100	$126	$145	$149	$172	$228
S&P Paper and Forest Products Stock Index	$100	$196	$206	$235	$317	$399

Purchase of Equity Securities

None.

PLUM CREEK 2013 FORM 10-K | 24

Table of Contents	PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2013	2012	2011	2010	2009
Income Statement Items
Revenues	$1,340	$1,339	$1,167	$1,190	$1,294
Operating Income	295	281	275	297	299
Equity Earnings from Timberland Venture	63	59	56	57	55
Interest Expense (Note Payable to Timberland Venture)	58	58	58	58	58
Interest Expense (Debt Obligations to Unrelated Parties)	83	82	81	80	89
Income before Income Taxes (A)	213	200	192	203	205
Provision (Benefit) for Income Taxes	(1)	(3)	(1)	1	(31)
Income from Continuing Operations	214	203	193	202	236
Gain on Sale of Properties, net of tax	—	—	—	11	—
Net Income	214	203	193	213	236

Non-Cash Items
Depreciation, Depletion and Amortization (B)	119	114	96	96	109
Basis of Real Estate Sold	91	138	77	132	155

Balance Sheet Items
Total Assets (D)	5,695	4,384	4,259	4,251	4,448
Total Debt Obligations (to Unrelated Parties) (C)(D)	2,886	2,172	1,996	1,909	2,006
Note Payable to Timberland Venture (a Related Party)	783	783	783	783	783

Earnings per Share (Diluted)
Income from Continuing Operations	$1.30	$1.25	$1.19	$1.24	$1.44
Net Income	$1.30	$1.25	$1.19	$1.31	$1.44

Dividends Declared per Share	$1.74	$1.68	$1.68	$1.68	$1.68

Timberland Acquisitions (D)
Purchase Price	$950	$18	$89	$—	$—
Acres	551,000	13,000	59,000	—	—

Timberland Dispositions (Acres)	168,000	269,000	185,000	258,000	297,000

Minerals and Mineral Rights Acquired (D)	$213	$76	$12	$—	$—

Harvest Volume (in Million Tons)	17.4	17.9	15.8	15.4	15.8

(A)	Includes a $4 million loss in 2013, a $13 million loss in 2010, and a $2 million loss in 2009 on extinguishment of debt.

(B)	Includes a $4 million loss due to fire damages in 2013 and a $10 million lumber manufacturing assets impairment loss in 2009.

(C)	Includes Timber Obligations accounted for as capital leases.

(D)
Timberland acquisitions during 2013 include 501,000 acres in Alabama, Georgia, South Carolina, Virginia and West Virginia acquired from MeadWestvaco Corporation. Minerals and mineral rights acquired during 2013 include certain proven and probable coal reserves ($50 million) and surface leases ($7 million) acquired from MeadWestvaco Corporation. See Note 2 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 25

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

The Operating Partnership has borrowed and has currently outstanding $2.9 billion principal amount of debt, including $1.3 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 17 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

PLUM CREEK 2013 FORM 10-K | 26

Table of Contents	PART II / ITEM 7

Overview

2013 Operating Performance Compared to 2012

Our operating income for 2013 was $295 million compared to $281 million for 2012. Prices for nearly all the log and wood products we sell improved during 2013 due primarily to the improving U.S. economy and the increase in housing starts. U.S. housing starts for all of 2013 were 923,000 units, which was an increase of 18% over the prior year and have increased by over 60% compared to the record low starts of 554,000 in 2009 (lowest since 1945). We expect this positive trend to continue in 2014. We reported higher operating income from our timber and manufacturing businesses as a result of the improving prices and reported lower operating income from our Real Estate Segment due, in part, to our planned reduction in land sales. Per acre timberland sales prices during 2013 were generally comparable to the prior year.

Operating income in our Northern Resources Segment increased by $12 million from $20 million in 2012 to $32 million in 2013. This increase was primarily due to a 15% increase in sawlog prices as a result of improving demand for domestic and export logs and a limited log supply. Operating income in our Southern Resources Segment increased by $18 million from $90 million in 2012 to $108 million in 2013. This increase was primarily due to a 9% increase in sawlog prices and a 13% increase in pulpwood prices. Sawlog prices improved due in part to an increase in lumber production as a result of higher housing starts, and pulpwood prices improved due primarily to an increase in Oriented Strand Board production and new demand from exporters of wood pellets.

Operating income in our Manufacturing Segment increased by $14 million from $29 million in 2012 to $43 million in 2013. This increase was due primarily to a 7% increase in MDF sales volume and a 6% increase in MDF sale prices as a result of improving demand and a limited supply from domestic production and foreign imports.

Operating income in our Real Estate Segment decreased by $18 million from $187 million in 2012 to $169 million in 2013. This decrease was due primarily to selling fewer acres; in 2013 we sold approximately 170,000 acres compared to selling approximately 270,000 acres in 2012.

Operating income in our Energy and Natural Resources Segment was $19 million for both 2013 and 2012. Effective December 31, 2013, we changed the name of our “Other Segment” to “Energy and Natural Resources Segment” in anticipation of reporting income associated with our new procurement services business in our Other Segment starting in 2014. Previously, our Other Segment consisted solely of our energy and natural resources business activities.

Finally, our earnings for 2013 were reduced by costs related to our MeadWestvaco timberland acquisition, which closed on December 6, 2013. We incurred $5 million of transaction related costs which are included in our Selling, General and Administrative expenses in the Consolidated Statements of Income. Additionally, in connection with financing the acquisition, and the related equity offering and partial use of proceeds to retire debt, we incurred $4 million of debt prepayment penalties and premiums, which are included in Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Recent Acquisitions

During the past fifteen months the company made several significant acquisitions which are expected to impact our 2014 operating results. The recent acquisitions are summarized as follows:

•
On December 6, 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia and West Virginia, along with related minerals and wind power leases and an equity interest in approximately 109,000 acres of high-value rural and development quality lands (see Note 2 to the Notes to Consolidated Financial Statements). The total purchase price was approximately $1.1 billion, which consisted of a $221 million cash payment and the issuance of an installment note payable for $860 million. Prior to closing the transaction, we completed an equity offering in November 2013, resulting in the issuance of 13.9 million shares of common stock for net proceeds of $607 million. We used the proceeds from the equity offering to pay the cash portion of the purchase price, with the balance used to pay down approximately $376 million of outstanding debt.

PLUM CREEK 2013 FORM 10-K | 27

Table of Contents	PART II / ITEM 7

•
In September 2013, we acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million (see Note 6 of the Notes to Consolidated Financial Statements).

•	In April 2013, we acquired approximately 46,000 acres of timberlands in Georgia and Alabama for approximately $72 million.

•	In December 2012, we acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million.

The December 6, 2013 acquisition had almost no impact on our 2013 operating results (other than the previously mentioned transaction expense and debt prepayment penalties). We expect 2014 harvest levels to increase by approximately 2.9 million tons (approximately 45% sawlogs) in our Southern Resources Segment and approximately 0.3 million tons (approximately 40% sawlogs) in our Northern Resources Segment as a result of this acquisition. We expect our interest expense to increase by approximately $27 million due to the combined impact of issuing an $860 million installment note to finance a portion of the acquisition, partially offset by using $376 million from our November 2013 equity offering to retire a portion of our debt. Finally, we expect the net impact on 2014 earnings associated with the related minerals, wind power leases, and equity interest in real estate development properties to be less than $5 million.

The combined impact on 2013 operating income related to the December 2012 and September 2013 acquisition of mineral rights was approximately $2 million. We expect the 2014 operating income related to our December 2012 and September 2013 mineral rights acquisitions to be approximately $6 million.

Key Economic Factors Impacting Our Resources and Manufacturing Businesses

Our operating performance for the Resources and Manufacturing Segments is impacted primarily by the supply and demand for logs and wood products in the United States. The short-term supply of logs is impacted primarily by weather and the level of harvesting activities. The demand for logs and wood products in the United States is impacted by housing starts, repair and remodeling activities and industrial activity. The demand for U.S. logs and lumber is reduced, in part, by the amount of imported lumber, primarily from Canada.

Selected U.S. housing economic data for the last five years was as follows at December 31:

	2013	2012	2011	2010	2009
U.S. Housing Starts (in millions)	0.92	0.78	0.61	0.59	0.55
Supply of Existing Homes for Sale (in months)	5	4	6	8	7
30-yr. Fixed Interest Mortgage Rates (average)	4.0%	3.7%	4.5%	4.7%	5.0%

Housing starts for 2013 increased by 18% from the prior year and have increased by over 60% from the record low housing starts in 2009 (lowest since 1945). This increase was due in part to the improving U.S. economy, the decline in home foreclosures and home mortgage delinquencies to more normal levels, the increase in home builders’ confidence, and the near record low number of new homes available for sale. However, despite the recent improvement, housing starts remain at recessionary levels compared to the historical level (and projected long-term typical demand) of 1.5 million to 1.6 million annual housing starts.

Housing starts continue to be impacted by high unemployment, low wage growth, concerns over the direction of the U.S. economy, and high consumer debt. Despite the recent decline in the unemployment rate to 6.6%, a more representative statistic regarding the health of the U.S. economy is the labor participation rate, which currently is at 63% and is near a 35 year low. One of the key factors why housing starts continue to remain well below the historical level is the inability for many young families to purchase a home due to weak job opportunities and strict lending standards.

Another factor that is negatively impacting the demand for logs and wood products is the characteristics of today’s housing starts. More families today are finding it difficult to purchase a home and instead are living in apartments. As a result, current housing starts consist of approximately 30% multifamily starts and 70% single-family starts, where

PLUM CREEK 2013 FORM 10-K | 28

Table of Contents	PART II / ITEM 7

historically multifamily starts have only represented approximately 20% of total housing starts. Since multifamily starts use only about one-third the amount of wood that single family starts use, this change is having an impact on the overall demand for wood products.

The recessionary level of housing starts has mostly impacted our Southern Resources Segment. Average sawlog prices in our Northern Resources Segment during 2013 were $79 per ton (delivered basis), which is the highest average realization during the past ten years. In comparison, average sawlog prices in our Southern Resources Segment were $22 per ton (stumpage basis), which was approximately 40% lower than our 2005 average of $37 per ton. Some of the key reasons for this difference is that in our Northern Resources Segment, mill owners have been more willing to add shifts, and there has been strong export demand for logs and wood products on the West coast. However, in our Southern Resources Segment, log prices have increased modestly since our recent low in 2011 when the average for the year was $19 per ton. This limited price improvement is due to Southern mill owners being more reluctant to add shifts or restart mills, and due to readily available supply of logs for the current level of lumber and plywood production.

We believe favorable demographics will bode well for the wood products business in the long-run and that eventually housing starts will return to normal levels. In the meantime, there remains uncertainty around the extent and timing of improved demand for wood products and around the demand and supply for sawlogs, both of which can have a significant impact on our operating results.

We use independent third-party contract loggers and haulers to deliver our logs to our customers. Following the weak business conditions in the timber business that persisted for several years, there are fewer of these contractors available in certain markets to produce and deliver logs. While we continue to enhance strong working relationships with the independent loggers and haulers, as log markets continue to improve there may be production and delivery constraints that could impact log prices and/or delivery.

Higher Value and Non-Strategic Timberlands

We review our timberlands to identify properties that may have higher values other than as commercial timberlands (see discussion in Item 1 - Real Estate Segment). We estimate that included in the company's 6.8 million acres of timberlands at December 31, 2013, are approximately 800,000 acres of higher value timberlands which are expected to be sold, exchanged, and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. Furthermore, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold over the near and medium term in smaller scale transactions (“small non-strategic”). Not included in the above 800,000 higher value acres and 300,000 small non-strategic acres are other acres that may be sold, from time to time, in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

During 2013, we sold approximately 47,000 acres of higher and better use / recreational properties for proceeds of $95 million, approximately 26,000 acres of conservation properties for proceeds of $26 million, approximately 44,000 acres of small non-strategic properties for proceeds of $54 million, along with approximately 51,000 acres of large non-strategic properties for proceeds of $106 million. We expect revenue from real estate sales during 2014 to range between $240 million and $280 million. Revenue from large non-strategic sales during 2013 was approximately 35% of total real estate revenue. In 2014, we expect revenues from large non-strategic sales to be less than 25% of total real estate revenue.

Our land development business slowed dramatically starting in 2008 and has since remained weak. We do not expect any significant proceeds from the sale of real estate development properties in 2014.

PLUM CREEK 2013 FORM 10-K | 29

Table of Contents	PART II / ITEM 7

Harvest Levels

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2013, we harvested a total of 17.4 million tons compared to a total of 17.9 million tons during 2012. We expect total 2014 harvest levels to increase approximately 20% to over 20 million tons from 2013 harvest levels due to the acquisition of 501,000 acres of timberlands from MeadWestvaco Corporation, which will add approximately 3 million tons annually to the harvest over the next five years. While we have the flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels to be comparable to our expected 2014 harvest volumes over the near-term (next five years) and increase modestly over the long-term (ten years and beyond) as the timber inventory grows. Future harvest levels may vary from historic or expected levels due to weaker or stronger than anticipated markets or other factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by the acquisition of timberlands or the disposition of timberlands beyond the 1.1 million acres described above in the Higher Value and Non-Strategic Timberlands section.

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

Timber Deeds. Timber deed sales are agreements in which the buyer agrees to purchase and harvest specified timber (i.e. mature pulpwood and/or sawlogs) on a tract of land over the term of the contract (usually 18 months or less). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer pays the full purchase price when the contract is signed and we do not have any additional performance obligations. Under a timber deed, the buyer is responsible for all logging and hauling costs and the timing of such activity. Revenue from a timber deed sale is recognized when the contract is signed because the earnings process is complete. Timber deeds are generally marketed and sold to the highest bidder. Bids are typically based on a timber cruise which is an estimate of the total volume of timber on a tract of land broken down by the various types of trees (such as softwood sawlogs, hardwood pulpwood, etc.). Total revenue recognized under a timber deed is not dependent upon the volume or types of trees actually harvested.

PLUM CREEK 2013 FORM 10-K | 30

Table of Contents	PART II / ITEM 7

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2013	2012	2011
Revenues from:
Delivered log sales	$577	$553	$497
Pay-as-cut sales	$35	$37	$35
Timber deed sales	$19	$14	$3

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 13% of our timber sales in 2013 and 2012 and 11% of our timber sales in 2011 consisted of pay-as-cut sales contracts and timber deed sales. Under sales of stumpage, the buyer is responsible for the logging and hauling costs; therefore, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

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

During 2013, the Real Estate Segment reported an operating profit percentage of approximately 59%. Over the last ten years, the Real Estate Segment’s annual operating profit percentage has ranged from 40% to 65% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, sales of properties that have been held by the company for a long time (i.e. decades) will tend to have relatively higher operating profit percentages than properties that have been held by the company for shorter time periods. In contrast, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these development rights.

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

PLUM CREEK 2013 FORM 10-K | 31

Table of Contents	PART II / ITEM 7

we recognize an impairment loss in connection with long-lived assets held for sale when the carrying value of the assets exceeds an amount equal to their fair value less selling costs.

The company has had a long history of acquiring timberlands. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. These estimates of fair value are typically derived from external appraisals and are based on significant assumptions and estimates. Any changes in these estimates and assumptions could impact current and future depletion rates, basis for real estate sales, and our impairment analysis. Subsequent to the original allocation, assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Our long-lived assets are grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our approximately 6.8 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and six geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our manufacturing facilities.

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

Timber and Timberlands Held for Sale. An impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer (e.g., listed with a broker), and the sale is expected to close within one year. During the last three years (2013, 2012, and 2011), the above criteria have been met by some of our timberland properties, and we have recognized annual impairment losses of between $1 million and $4 million for certain of these properties (see Note 5 of the Notes to Consolidated Financial Statements).

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

Property, Plant and Equipment. The carrying value of Property, Plant and Equipment represents primarily the net book value of our seven manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. No impairment losses were recorded during 2013, 2012 or 2011.

We currently estimate that the carrying value for our seven facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to weaken for an extended period of time, or if log or raw material availability declines, we may record an impairment loss for one or more of our manufacturing facilities in a future period.

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

PLUM CREEK 2013 FORM 10-K | 32

Table of Contents	PART II / ITEM 7

will not be recovered. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2013, we have $36 million of capitalized costs associated with projects that management expects will be successful.

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

The original cost of the timber includes capitalized costs associated with the purchase of timber along with reforestation costs and other costs associated with the planting and growing of trees. When timberlands are purchased, management is required, as part of its purchase price allocation, to estimate the fair value of the timber as of the acquisition date. There are significant assumptions and estimates associated with the allocation of purchase price, which in turn, could significantly impact our current and future depletion rates.

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

We establish separate depletion rates for purchased timber deeds in order to allocate the cost of a timber deed over its term (based on harvest volumes).

PLUM CREEK 2013 FORM 10-K | 33

Table of Contents	PART II / ITEM 7

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2013	2012
Depletion Expense
Northern Resources Segment (A)	$20	$16
Southern Resources Segment (B)	45	53
Total Depletion Expense	$65	$69

Average Depletion Rates (per ton)
Northern Resources Segment (A)	$4.18	$3.82
Southern Resources Segment (B)	$3.64	$4.08

Assumptions Used to Determine the Average Depletion Rates (H)
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources Segment	$55	$59
Southern Resources Segment (C)(D)	$327	$588

Estimated Future Volume (in million tons)
Northern Resources Segment (E)	263	286
Southern Resources Segment	409	406

Sensitivity of Results to Changes in Key Assumptions (H)
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture Costs (F)
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.0	$1.8

Decrease in Estimated Future Volume (G)
Northern Resources Segment	$2.2	$1.8
Southern Resources Segment	$5.0	$5.9

(A)
Depletion expense for 2013 includes a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires in Montana and Oregon. Average depletion rate (per ton) does not include the fire loss.

(B)
Depletion expense does not include the depletion associated with the long-term timber deeds we purchased in 2013 and 2012. Depletion expense associated with these timber deeds was $16 million and $11 million for 2013 and 2012, respectively. We expect 2014 depletion expense associated with these timber deeds to be approximately $9 million.

(C)	Does not include the long-term timber deeds we purchased in 2013 and 2012.

(D)
Decrease from 2012 is due primarily to changes in our growth rate and silviculture investment assumptions.  We have assumed higher growth rates as a result of improved performance in the seedlings we have planted on our timberlands over the last two decades.  The improvements have resulted in higher yields per acre than we previously estimated.  We also assumed lower future silviculture expenditures (i.e., reduced treatments per timber stand) due primarily to better than expected growth rates.

(E)	Decrease from 2012 is due primarily to timberland dispositions in Oregon and Wisconsin.

(F)	Assumes future timber volumes do not change.

(G)	Assumes future silviculture costs do not change.

(H)	Assumption details do not include the December 2013 MeadWestvaco timberland acquisition (see "Depletion Expense in 2014" below).

PLUM CREEK 2013 FORM 10-K | 34

Table of Contents	PART II / ITEM 7

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

Depletion Expense in 2014. On December 6, 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation. These timberlands have an expected annual harvest of approximately 3 million tons. As a result, we expect depletion expense in our Northern Resources Segment and our Southern Resources Segment to increase by approximately $1 million and $19 million, respectively.

Accounting for Share-Based Compensation

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of shares of the company's stock including, but not limited to, common stock awards, restricted stock units and value management awards. See Note 14 of the Notes to Consolidated Financial Statements.

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

Fair values for value management awards are computed based on our historical relative total shareholder return and simulated relative total shareholder return compared to the performance of peer groups consisting of forest products companies, the S&P 500 Index and the MSCI U.S. REIT Index over the same period (“Peer Group”). The simulated total shareholder return of the company and the Peer Group is computed using a Monte Carlo simulation. The key assumptions used in the simulation of the company’s and the Peer Group’s total shareholder return are volatility, beta (the measure of how Plum Creek’s stock moves relative to the market as a whole) and risk-free interest rate.

The fair value of the liability for outstanding value management awards as of December 31, 2013 was $11 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months that services were provided during the performance period. The liability as of December 31, 2013 could range between $3 and $26 million based on the possible fair value of all outstanding liability based awards. We could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards during the quarter.

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

PLUM CREEK 2013 FORM 10-K | 35

Table of Contents	PART II / ITEM 7

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

Current Year Impact and Analysis. During 2013, our pension liability decreased from $181 million to $178 million and our pension assets increased from $128 million to $144 million. Our pension liability represents the present value of expected future benefit payments and is remeasured annually as of December 31. Each year, our pension liability increases due to employees working for one more year (service cost), and getting one year closer to receiving benefit payments (interest cost), and decreases as pension benefits are paid. Our pension liability is also adjusted due to changes in interest rates. During 2013, our pension liability decreased by $12 million (an actuarial gain) due to a change in the interest rate assumptions for measuring our pension liabilities. Actuarial gains are initially recognized in other comprehensive income (loss) and then subsequently amortized (credited) to pension expense over future periods.

Annually, our plan assets increase due to cash contributions from the company, decrease due to pension benefit payments, and will increase or decrease as a result of realized and unrealized gains and losses for the assets. Our pension expense is reduced by the expected returns on plan assets. We currently estimate that our long-term return on plan assets will average 7.25% per year. Based on the plan assets balance, our 2013 pension expense was reduced by $9 million (the expected return on plan assets in dollars). The actual return on plan assets was a gain of $22 million for 2013. We initially recognize this difference (surplus) of $13 million in other comprehensive income (loss) and then subsequently it will reduce pension expense over future periods.

At December 31, 2013, our cumulative net actuarial pension loss recognized in accumulated other comprehensive income (loss) was $22 million (includes both unrecognized changes in our pension liability and plan assets), of which $2 million will be amortized (charged) to 2014 pension expense. Each year the future amortization of our actuarial pension loss recognized in pension expense will increase or decrease due to changes in interest rates and actual returns on plan assets compared to expected returns. Additionally, while not expected, future company contributions may need to be increased to the extent interest rates remain low or to the extent that actual investment returns on plan assets do not meet our expectations.

Significant Assumptions. The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. GAAP requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2013	2012
Assumptions Used to Determine the Benefit Obligation at December 31
Discount Rates (A)
Annuity Distributions	5.05%	4.35%
Lump-Sum Distributions	3.80%	2.80%
Rate of Compensation Increase (B)	3.45%	3.45%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate
Annuity Distributions	4.35%	4.95%
Lump-Sum Distributions	2.80%	3.02%
Expected Long-Term Return on Plan Assets (C)	7.25%	7.50%
Rate of Compensation Increase (B)	3.45%	3.45%

(A)
The December 31, 2013 discount rate for annuity distributions was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2013, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of

PLUM CREEK 2013 FORM 10-K | 36

Table of Contents	PART II / ITEM 7

December 31, 2013. The December 31, 2013 discount rate for lump-sum distributions is based on yields on 30-year U.S. Treasury bonds.

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

Financial Measures and Sensitivities. The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2013	2012
Key Financial Measures
Pension Expense	$11	$11
Cash Pension Plan Contributions—Qualified Plan	—	20
Cash Grantor Trust Funding—Non-Qualified Plans	—	—
Non-Current Pension Asset (Qualified Plan)	10	—
Current Accrued Pension Liability (Non-Qualified Plans)	5	4
Non-Current Accrued Pension Liability (Non-Qualified Plans)	39	49
Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.3	$0.3
Decrease in Weighted-Average Discount Rate	0.8	0.7
Increase in Rate of Increase in Compensation Levels	0.2	0.2
Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$3.8	$4.6
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.0	$1.5

Assuming an average long-term rate of return on plan assets of 7.25%, and weighted-average discount rates of 5.05% for annuity distributions (and 3.80% for lump-sum distributions) for 2014 and beyond, and a 3.45% rate of increase in compensation levels, we project our annual pension expense for 2014 will be approximately $8 million and will range between $5 million and $6 million each year for 2015 through 2018. Based on current interest rates and expected returns, in 2014, we do not expect to make any contributions to our qualified pension plan nor to our grantor trust associated with the non-qualified plans. Assuming no change to our disclosure assumptions, under our present funding policy and current funding rules for the qualified pension plan we would expect cash contributions to range between

PLUM CREEK 2013 FORM 10-K | 37

Table of Contents	PART II / ITEM 7

$5 million and $6 million each year in 2015 through 2018. We expect to fund between $1 million and $2 million each year for 2015 through 2018 to our supplemental (non-qualified) pension plans.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. Our consolidated financial statements reflect all of the operations and assets and liabilities of the company. The company has equity investments in unconsolidated entities, discussed below. Otherwise, the company has no other relationships with unconsolidated entities or financial partnerships, such as entities referred to as structured finance or special purpose entities. During 2013, the company entered into several treasury lock transactions, discussed below. The company is not a party to any other derivative transactions.

On December 6, 2013, in connection with the MeadWestvaco timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements) the company and MeadWestvaco Corporation (“MWV”) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. Plum Creek has commited to contribute capital of at least $48 million over the next seven years in connection with its interest in Class B Properties. The company uses the equity method of accounting for both its Class A and Class B interests. See Notes 17 and 18 of the Notes to Consolidated Financial Statements.

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests under the equity method of accounting. See Notes 17 and 18 of the Notes to Consolidated Financial Statements.

Also on December 6, 2013, the company issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the aforementioned timberland acquisition (see Notes 2 and 10 of the Notes to Consolidated Financial Statements). To hedge against interest rate risk, the company entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. These transactions, which were executed prior to issuance of the installment note, are accounted for as cash flow hedges. These transactions settled on December 6, 2013, the date the installment note was issued, and the company received proceeds of $5 million that are reflected in Other Operating Activities on the Consolidated Statements of Cash Flows. The company recorded a gain of $5 million, the effective portion of the hedge, in Other Comprehensive Income. This gain will be amortized as a reduction to interest expense on the installment note over its term of ten years. See Note 12 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 38

Table of Contents	PART II / ITEM 7

Contractual Obligations. The following table summarizes our contractual obligations at December 31, 2013 (in millions):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (A)	$3,689	$112	$633	$172	$2,772
Note Payable to Timberland Venture (B)	1,072	58	115	899	—
Operating Lease Obligations	34	4	8	6	16
Timber Obligations	5	1	—	—	4
Long-Term Incentive Plans	11	3	8	—	—
Purchase Obligations (C)	242	118	79	17	28
Other Long-Term Liabilities (D)	—	—	—	—	—
Total Contractual Obligations	$5,053	$296	$843	$1,094	$2,820

(A)
In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rate as of December 31, 2013 of 1.66% for our term credit agreement. During 2013, the company recorded $3 million in expected patronage distributions related to 2013, which resulted in an effective net interest rate on the term loan of approximately 1%. See Note 10 of the Notes to Consolidated Financial Statements. Interest obligations are $112 million (less than one year), $194 million (1-3 years), $172 million (3-5 years), and $326 million (more than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2013, interest expense related to our line of credit was less than $1 million.

(B)
On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (less than one year), $115 million (1-3 years), and $116 million (3-5 years).

(C)
Purchase obligations are comprised primarily of $91 million for timber harvest contracts, $46 million for long-term timber leases, $45 million for raw materials (wood fiber and resin) for our manufacturing facilities, $23 million for fiber supply agreements to supply our manufacturing facilities, approximately $17 million for electricity and natural gas for our MDF facilities, and $12 million for fiber supply agreements to supply external customers.

(D)
We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2013, other long-term liabilities include workers’ compensation of $9 million, deferred compensation obligations of $5 million and pension obligations of $44 million (including $5 million classified as a current liability). We expect to fund approximately $1 million for workers’ compensation payments in 2014. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2013, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. The December 31, 2013 fair value of assets in the other grantor trust was approximately $40 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $36 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. Additionally, based on current interest rates and expected returns, the company does not expect to make any contributions during 2014 to its qualified pension plan nor to its grantor trust associated with the non-qualified plans. See Notes 11 and 13 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 39

Table of Contents	PART II / ITEM 7

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

Our actual harvest levels may vary from planned levels due to log demand, sales prices, the availability of timber from other sources, the level of timberland sales and acquisitions, the availability of legal access, abnormal weather conditions, fires and other factors outside of our control. We believe that our harvest plans are sufficiently flexible to permit modification in response to short-term fluctuations in the markets for logs. Furthermore, future harvest levels will be impacted by sales and purchases of timberlands. The impact of timberland sales will depend on the level and extent we reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands.

In December 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV"). The acquisition of the MWV timberlands is expected to increase annual harvest volumes by nearly 3 million tons over the next five years (see Note 2 of the Notes to Consolidated Financial Statements). Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment and approximately 354,000 acres are included in the Southern Resources Segment.

Harvest levels are also impacted by purchases of long-term timber deeds. In March 2013, the company purchased a timber deed in the Southern Resources Segment for $18 million, which encompasses approximately 0.9 million tons of standing timber. In January 2012, the company acquired approximately 4.7 million tons of standing timber in our Southern Resources Segment for a total purchase price of $103 million. We expect to harvest these volumes, plus the related growth, over the term of each timber deed, both of which expire in 2020.

Northern Resources Segment. Harvest levels were 3.9 million tons (64% sawlogs and 36% pulpwood) during 2013 and 4.2 million tons (62% sawlogs and 38% pulpwood) during 2012. In 2014, we expect total harvest volume to be comparable to 2013. We expect 2014 sawlog harvest volume to decrease approximately 10%. Excluding the MWV timberland acquisition, we expect sawlog harvest volume in 2014 to decrease by approximately 15% compared to the 2.5 million tons we harvested in 2013 due primarily to recent land sales and timber inventory updates. Excluding the MWV timberland acquisition, we expect pulpwood harvest volume in 2014 to be comparable to the 1.4 million tons we harvested in 2013. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2014 (including the MWV timberland acquisition), in both the near-term and long-term, to be generally comparable to our expected 2014 harvest level and we expect the product mix (i.e., the percentage of sawlogs vs. pulpwood) to be comprised of slightly less than 60% sawlogs.

Southern Resources Segment. Harvest levels were 13.5 million tons (44% sawlogs and 56% pulpwood) during 2013 and 13.7 million tons (42% sawlogs and 58% pulpwood) during 2012. In 2014, we expect total harvest volume to increase almost 30% from 2013. We expect 2014 sawlog harvest volume to increase approximately 25% and we expect pulpwood volumes to increase over 30% from 2013. Excluding the MWV timberland acquisition, we expect sawlog harvest volume in 2014 to increase by approximately 4% compared to the 5.9 million tons we harvested in 2013 and we expect pulpwood harvest volume in 2014 to increase by approximately 10% compared to the 7.6 million tons we harvested in 2013. While the company has flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2014 (including the MWV timberland acquisition) to be at comparable levels to our expected 2014 harvest level over the near-term (next five years). Thereafter, we expect harvest levels to increase more than 10% over the long-term (ten years and beyond) and we expect the product mix to improve, resulting in sawlogs comprising approximately 50% of our annual harvest in the Segment.

PLUM CREEK 2013 FORM 10-K | 40

Table of Contents	PART II / ITEM 7

Clean Water Act - Supreme Court Ruling and Recent Legislation

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

This interpretation was further clarified by the EPA in an amendment to EPA's Industrial Stormwater Rule issued in December 2012 in which EPA stated that NPDES permits are not required for stormwater discharges from forest roads under Phase I of the Rule. The EPA, however, stated that stormwater discharges from forest roads should be evaluated under “Phase II” of the Stormwater Rule because it allows for a broad range of flexible approaches that are better suited to address the complexity of forest road ownership, management, and use.

In March 2013, the U.S. Supreme Court reversed the Ninth Circuit court's decision in NEDC v. Brown and upheld the EPA's interpretation of its Industrial Stormwater Rule. Stormwater runoff from logging roads and related silvicultural activities thus remain exempt under Phase I of the Stormwater Rule from NPDES permitting requirements. In addition to the Court's ruling, Congress recently passed legislation confirming that NPDES permitting cannot be required under either Phase I or Phase II of the EPA's Stormwater Rules. However, the EPA remains free to regulate stormwater discharges from forest roads through measures other than NPDES permitting, including state regulation and voluntary best management practices.

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

	2013	2012	2011
Acquisitions:
Northern Resources	147,000	—	—
Southern Resources	404,000	13,000	59,000

Dispositions
Northern Resources	66,000	147,000	45,000
Southern Resources	102,000	122,000	140,000

Total Ownership at December 31 (in millions)	6.8	6.4	6.6

PLUM CREEK 2013 FORM 10-K | 41

Table of Contents	PART II / ITEM 7

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the years ended December 31 (in millions):

	2013	2012	2011
Operating Income (Loss) by Segment
Northern Resources	$32	$20	$24
Southern Resources	108	90	74
Real Estate	169	187	195
Manufacturing	43	29	15
Energy and Natural Resources	19	19	21
Total Segment Operating Income	371	345	329
Other Costs and Eliminations	(73)	(65)	(55)
Other Unallocated Operating Income (Expense), net	(3)	1	1
Operating Income	295	281	275
Equity Earnings from Timberland Venture	63	59	56
Interest Expense (Debt Obligations to Unrelated Parties)	83	82	81
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Loss on Extinguishment of Debt	(4)	—	—
Provision (Benefit) for Income Taxes	(1)	(3)	(1)
Net Income	$214	$203	$193

2013 Compared to 2012

Northern Resources Segment.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.487	$79	2.601	$69
Pulpwood ($/Ton Delivered)	1.411	$43	1.586	$42
Total	3.898		4.187

Revenues increased by $14 million, or 6%, to $260 million in 2013 compared to 2012. This increase was due primarily to higher sawlog prices ($25 million), partially offset by lower sawlog harvest volumes ($7 million) and by lower pulpwood harvest volumes ($7 million).

Sawlog prices increased 15% in 2013 compared to 2012 due primarily to improved demand and limited supply. The demand for sawlogs on the West coast has improved due primarily to lumber and plywood mills increasing production along with the strengthening demand for export logs, primarily to China. Lumber and plywood production has increased compared to 2012 primarily as a result of near record high lumber and plywood prices during the first half of 2013 and improving U.S. housing starts. Housing starts during 2013 increased by 18% compared to 2012 and have increased by over 60% to almost 1 million starts from the record low housing starts of 554,000 in 2009. The supply of logs was limited during most of 2013 due to weather-related harvesting restrictions earlier in the year and harvesting restrictions related to forest fires later in the year.

Sawlog harvest volumes were 4% lower in 2013 compared to 2012. Sawlog harvest volumes decreased from 2012 due primarily to harvest schedule and timber inventory updates, and recent land sales.

Pulpwood harvest volumes were 11% lower in 2013 compared to 2012 due primarily to an excess supply of wood chips on the West coast and, to a lesser extent, harvest schedule updates and recent land sales in the Northeastern

PLUM CREEK 2013 FORM 10-K | 42

Table of Contents	PART II / ITEM 7

U.S. Throughout most of 2013, there has been an excess supply of wood chips on the West coast due to an increase in lumber and plywood production.

Northern Resources Segment operating income was 12% of its revenues for 2013 compared to 8% of its revenues for 2012 due primarily to higher sawlog prices, partially offset by a loss related to several forest fires and higher log and haul rates. Segment costs and expenses increased by $2 million, or 1%, to $228 million for 2013. Segment costs and expenses were impacted by a $4 million fire loss and higher log and haul rates per ton ($7 million); however, these increases were almost entirely offset by lower harvest volumes. The $4 million fire loss represents the book basis of timber volume destroyed as a result of forest fires on approximately 12,000 acres in Oregon and Montana. Log and haul rates increased 5% during 2013 compared to 2012 due primarily to longer haul distances, harvesting stands that require more expensive logging methods, and lower volumes per acre on certain harvest units.

In 2014, we expect sawlog harvest volume to decrease by approximately 10% compared to the 2.5 million tons we harvested in 2013. Excluding the recent MeadWestvaco acquisition (see Note 2 of the Notes to Consolidated Financial Statements), we expect sawlog harvest volume in 2014 to decrease by approximately 15% compared to the 2.5 million tons we harvested in 2013 due primarily to recent land sales and timber inventory updates.

In 2014, we expect pulpwood harvest volume to increase by approximately 15% compared to the 1.4 million tons we harvested in 2013. Excluding the recent MeadWestvaco acquisition, we expect pulpwood harvest volume in 2014 to be comparable to the 1.4 million tons we harvested in 2013.

Southern Resources Segment.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	5.892	$22	5.739	$20
Pulpwood ($/Ton Stumpage)	7.564	$11	8.010	$10
Total	13.456		13.749

Revenues increased by $18 million, or 4%, to $435 million in 2013 compared to 2012. This increase was due primarily to higher sawlog harvest volumes ($14 million), higher sawlog prices ($11 million), and higher pulpwood prices ($10 million), partially offset by lower pulpwood harvest volumes ($22 million).

Sawlog harvest volumes increased 3% in 2013 compared to 2012 due primarily to planned harvest volume increases and modest increases in sawlog demand. Sawlog prices increased 9% during 2013 compared to 2012 due primarily to a modest increase in lumber production and, to a lesser extent, wet weather in the eastern areas of the Segment that temporarily limited harvesting activities. Despite near record high lumber prices during the first half of 2013 and the significant improvement in U.S. housing starts, sawlog prices have improved at a slower pace, compared to sawlog prices in our Northern Resources Segment, due primarily to only a modest increase in regional demand. During 2013, lumber production in the South increased by only 4% as mill owners in the South have reacted more slowly (compared to mill owners in the North) to add shifts or reopen curtailed facilities.

Pulpwood prices increased 13% during 2013 compared to 2012. This increase is due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board production and the export of wood pellets used to produce bioenergy.

Pulpwood harvest volumes decreased 6% in 2013 compared to 2012 due primarily to adequate mill inventories. Despite improving demand, most mills in the western areas of the Segment had an ample supply of pulpwood due to favorable harvesting conditions as a result of unusually dry weather.

Southern Resources Segment operating income was 25% of its revenues for 2013 compared to 22% of its revenues for 2012. The increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses were $327 million for both 2013 and 2012.

PLUM CREEK 2013 FORM 10-K | 43

Table of Contents	PART II / ITEM 7

In 2014, we expect sawlog harvest volume to increase by approximately 25% compared to the 5.9 million tons we harvested in 2013. Excluding the recent MeadWestvaco acquisition (see Note 2 of the Notes to Consolidated Financial Statements), we expect sawlog harvest volume in 2014 to increase by approximately 4% compared to the 5.9 million tons we harvested in 2013 due primarily to our increasing inventory of mature saw timber and improving growth rates.

In 2014, we expect pulpwood harvest volume to increase by approximately 30% compared to the 7.6 million tons we harvested in 2013. Excluding the recent MeadWestvaco acquisition, we expect pulpwood harvest volume in 2014 to increase by approximately 10% compared to the 7.6 million tons we harvested in 2013 due primarily to our increasing pulpwood inventory and improving growth rates.

Real Estate Segment.

	Year Ended December 31, 2013			Year Ended December 31, 2012
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	44,100	$54	$1,235	45,120	$58	$1,270
Large Non-Strategic	51,370	106	2,050	186,170	209	1,130
Conservation	26,005	26	1,000	11,430	18	1,555
Higher and Better Use / Recreational	46,970	95	2,010	25,895	52	2,000
Development Properties	—	—	—	—	—	—
Conservation Easements	n/a	5	600	n/a	10	28
Total	168,445	$286		268,615	$347

Proceeds from Real Estate Joint Venture		$—			$5

Revenues decreased by $66 million, or 19%, to $286 million in 2013. This decrease is due primarily to a decrease in non-strategic land sales ($103 million), offset in part by an increase in the revenue from higher and better use / recreational properties ($43 million).

Revenues from the sale of large non-strategic timberlands were $106 million in 2013 compared to $209 million during 2012. This decrease of $103 million is due primarily to selling fewer large non-strategic acres during 2013 as a result of improving demand for higher and better use / recreational properties. Additionally, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growing rates, and the demand and supply of wood fiber in the local market.

Revenue from our higher and better use / recreational properties increased as a result of selling approximately 21,100 (81%) more acres compared to 2012. This increase was due primarily to the improving demand for some of our properties, selling a large parcel (8,600 acres) to an adjacent landowner and selling several other smaller packages to timberland investors. The demand for some of our higher and better use properties has modestly improved due to improving consumer sentiment as a result of the improving U.S. economy and 2013 stock market gains. However, the improvement in demand has not yet resulted in upward price pressure for our higher and better use / recreational properties. Furthermore, the demand for our premium higher and better use / recreational properties remains soft.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). In any period the average sales price per acre will vary based on the location and physical characteristics of the parcels sold. Also, conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited

PLUM CREEK 2013 FORM 10-K | 44

Table of Contents	PART II / ITEM 7

number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

At December 31, 2013, the company owns approximately 6.8 million acres of timberlands. Included in the 6.8 million acres are approximately 800,000 acres of higher value timberlands which are expected to be sold over the next fifteen years and 300,000 acres of non-strategic timberlands which are expected to be sold in smaller acreage transactions over the near and medium term (“small non-strategic”). Not included in the above 800,000 higher value acres and 300,000 small non-strategic acres are acres that are expected to be sold in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). We expect revenue from real estate sales during 2014 to range between $240 million and $280 million. Revenue from large non-strategic lands sales was approximately 60% of total real estate revenue in 2012, approximately 35% of total real estate revenue in 2013, and is expected to be less than 25% of total real estate revenue in 2014.

The Real Estate Segment operating income as a percent of revenue was 59% for the year ended December 31, 2013 compared to 53% for 2012. Real Estate Segment costs and expenses decreased by $48 million to $117 million in 2013 due primarily to selling fewer acres during 2013.

Manufacturing Segment.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	145,917 MBF	$534	115,342 MBF	$532
Plywood	187,142 MSF	$458	199,356 MSF	$419
MDF	213,647 MSF	$665	199,482 MSF	$625

(A)	Represents product prices at the mill level.

Revenues increased by $38 million, or 12%, to $362 million in 2013. This increase in revenues was due primarily to higher lumber sales volumes ($10 million), higher MDF sales volumes ($9 million), higher MDF prices ($8 million), higher plywood prices ($7 million) and higher lumber (boards) prices ($6 million), partially offset by lower plywood sales volumes ($5 million).

Lumber sales volume was 27% higher during 2013 compared to 2012 due primarily to resuming operations at our Evergreen, Montana stud lumber sawmill in April 2013. Our average lumber sales realizations were flat due to the lower-valued stud lumber produced by the re-opened Evergreen sawmill. However, sales realizations from our board sawmill (which produces higher-value products) increased 10% during 2013 compared to 2012 due primarily to limited supply. The supply of boards has been limited because many lumber manufacturers have switched to producing dimension lumber instead of boards due to improving demand for dimension lumber.

MDF sales volume was 7% higher during 2013 compared to 2012 due primarily to a modest increase in demand and limited supply. MDF demand increased in many specialty markets for products, such as cabinet components, molding and architectural doors, due primarily to a strengthening U.S. economy and an increase in U.S. housing starts. The supply of MDF in North America has been limited due primarily to low imports and the closure of several high-cost domestic mills. This supply and demand imbalance allowed for MDF price increases during 2013. MDF average prices were 6% higher during 2013 compared to the prior year.

Plywood prices were 9% higher during 2013 compared to 2012. Plywood prices increased due primarily to an improvement in demand and limited supply. The demand from both our industrial (e.g., truck trailers and recreational vehicles) and commercial (e.g., concrete form) customers improved in 2013 due primarily to an improving U.S. economy. The supply of specialty plywood in North America has been limited due primarily to low imports, domestic mill curtailments, and many plywood manufacturers switching to produce commodity panels. As a result of commodity plywood prices reaching historically high levels which peaked in April 2013, many plywood producers switched from producing specialty plywood to manufacturing commodity plywood, which resulted in a reduced supply for the specialty

PLUM CREEK 2013 FORM 10-K | 45

Table of Contents	PART II / ITEM 7

plywood products we produce. Plywood sales volume was 6% lower during 2013 due primarily to a declining regional supply of logs.

Manufacturing Segment operating income was 12% of its revenues for 2013 compared to 9% of its revenues for 2012. This increase in operating performance was due primarily to higher product prices. Manufacturing Segment costs and expenses increased by $24 million, or 8%, to $319 million due primarily to increased MDF and lumber sales volumes and, to a lesser extent, higher lumber and plywood log costs ($8 million). The per ton cost for logs has increased due primarily to improving lumber and plywood demand and the declining regional supply of logs.

Energy and Natural Resources Segment. Revenues increased by $1 million, or 5%, to $23 million in 2013. This increase is due primarily to royalties from our recent acquisition of mineral rights in approximately 144 million tons of aggregate reserves in December 2012 ($3 million) and approximately 255 million tons of aggregate reserves in September 2013 ($2 million), offset by lower revenue from bonus payments ($4 million). Periodically, we receive bonus payments associated with exploration rights on oil and gas leases for which we recognize the payments as revenue over the term of the exploration rights.

Operating income was flat at $19 million in both 2013 and 2012.  Costs and expenses increased by $1 million to $4 million in 2013 due primarily to higher depletion expense associated with our newly acquired mineral rights ($2 million). Additionally, we sold certain mineral reserves for a gain of $1 million during 2013. This gain is reported as Other Operating Gain in our Energy and Natural Resources Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.  See Note 20 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $73 million during 2013 compared to $65 million during 2012. The increase of $8 million was due primarily to transaction expenses related to our timberland acquisition from MeadWestvaco Corporation ($5 million) and higher corporate communications and information technology costs ($3 million). See Note 2 of the Notes to Consolidated Financial Statements for discussion of the timberland acquisition.

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) decreased operating income by $3 million during 2013 and increased operating income by $1 million during 2012. The increase in expense of $4 million is due primarily to a loss related to the early termination of an equipment lease ($5 million), offset in part by a litigation settlement payment received by the company ($1 million). The equipment lease was accounted for as an operating lease prior to termination. These items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $123 million in 2013 compared to $116 million in 2012. This increase in expense of $7 million was due primarily to transaction expenses related to our timberland acquisition from MeadWestvaco Corporation ($5 million) and higher corporate communications and information technology costs ($3 million). See Note 2 of the Notes to Consolidated Financial Statements for discussion of the timberland acquisition.

Equity Earnings from Timberland Venture. During 2013, we recorded our share of equity earnings from the Timberland Venture of $63 million, which includes amortization of $10 million for the difference between the book value of the company's investment and its proportionate share of the Timberland Venture's net assets. Our share of equity earnings from the Timberland Venture was $59 million, including $8 million of amortization, for 2012. This increase in equity earnings of $4 million in 2013 was due primarily to an increase in product prices, and gains on sales of timber and timberlands realized by the Timberland Venture, and increased amortization of our basis difference. See Note 17 of the Notes to Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of interest income, was $141 million in 2013. This was essentially flat compared to 2012.

Loss on Extinguishment of Debt. During 2013, we prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. See Notes 2 and 10 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 46

Table of Contents	PART II / ITEM 7

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1 million for 2013 compared to a benefit for income taxes of $3 million in 2012. The benefit for income taxes decreased $2 million from 2012 due primarily to increased operating income from our manufacturing business of $14 million, which increased tax expense by $6 million, offset by lower earnings from real estate sales by our taxable REIT subsidiaries, which reduced tax expense by $3 million.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2013, we have recorded deferred tax assets of $61 million (net of a $10 million valuation allowance) and deferred tax liabilities of $35 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $61 million for which a valuation allowance was determined to be unnecessary.

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

Northern Resources Segment operating income was 8% of its revenues for 2012 and 10% of its revenues for 2011 due primarily to higher log and haul costs and higher road costs. Segment costs and expenses increased by $17 million, or 8%, to $226 million for 2012 due primarily to higher harvest volumes, an increase in the log and haul rate per ton and higher road costs. On a per ton basis, log and haul costs increased 5% ($7 million) in 2012 compared to 2011 due to a combination of harvesting stands that require more expensive logging methods, an upward rate adjustment to cover the logger's higher operating costs (primarily equipment and labor) and higher diesel prices. We had a temporary $3 million increase in road costs during 2012.

PLUM CREEK 2013 FORM 10-K | 47

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

Pulpwood harvest volumes were 17% higher in 2012 compared to 2011 due primarily to a sustained increase in growth rates, which yielded higher pulpwood volumes in connection with the thinning of timber stands, and a temporary increase in pulpwood harvests due to relatively strong pulpwood prices.

Pulpwood prices were 10% higher in 2012 compared to 2011 due primarily to continued strong demand from pulp and paper customers as a result of a steady increase in production due to a moderately improving U.S. economy. The demand for pulpwood was also favorably impacted in 2012 by the increased production of Oriented Strandboard (OSB) and the export of wood pellets used to produce bioenergy.

Despite the nearly 30% increase in housing starts and the nearly 50% increase in lumber prices in 2012 compared to the prior year, southern sawlog prices remained at near historic low levels due primarily to adequate log supply and limited demand improvement. During 2012, there was an adequate supply of logs throughout most of the South for the existing level of housing starts, which was approximately 50% below the historical average. Additionally, most southern mill owners were reluctant to add additional shifts due to concerns over the U.S. economy.

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

PLUM CREEK 2013 FORM 10-K | 48

Table of Contents	PART II / ITEM 7

Real Estate Segment.

	Year Ended December 31, 2012			Year Ended December 31, 2011
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	45,120	$58	$1,270	22,165	$27	$1,220
Large Non-Strategic	186,170	209	1,130	48,450	103	2,115
Conservation	11,430	18	1,555	67,425	70	1,050
Higher and Better Use / Recreational	25,895	52	2,000	47,295	96	2,015
Development Properties	—	—	—	20	—	6,405
Conservation Easements	n/a	10	28	n/a	5	460
Subtotal	268,615	$347		185,355	$301

Proceeds from Real Estate Joint Venture		$5			$—

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

PLUM CREEK 2013 FORM 10-K | 49

Table of Contents	PART II / ITEM 7

during 2012 and selling large non-strategic property during 2012 with a higher book value compared to the book value of properties sold in 2011.

Manufacturing Segment.

	Year Ended December 31, 2012		Year Ended December 31, 2011
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	115,342 MBF	$532	115,925 MBF	$518
Plywood	199,356 MSF	$419	172,433 MSF	$379
MDF	199,482 MSF	$625	160,144 MSF	$608

(A)	Represents product prices at the mill level.

Revenues increased by $51 million, or 19%, to $324 million in 2012. This increase in revenues was due primarily to higher MDF sales volumes ($24 million), higher plywood sales volumes ($8 million), higher plywood prices ($8 million), higher MDF prices ($3 million), and higher lumber sales prices ($2 million).

MDF sales volume was 25% higher during 2012 compared to 2011 due primarily to an increase in demand and reduced supply. MDF demand increased from many of our industrial customers for products such as molding, architectural doors and store fixtures. The supply of MDF in North America declined due primarily to lower imports and curtailed production at high cost domestic mills. The lower imports are primarily the result of foreign manufacturers targeting their production to more attractive global markets. Additionally, the reduced supply allowed for modest MDF price increases during 2012. MDF average prices were 3% higher during 2012 compared to the prior year.

Plywood sales volume was 16% higher during 2012 compared to 2011 due primarily to a modest increase in demand and reduced supply. We have experienced improvement in demand from both our industrial (e.g., truck trailers) and commercial (e.g., concrete form) customers. The supply of plywood in North America declined due primarily to a combination of domestic mill curtailments and many plywood plants not adding shifts to increase production. The reduced supply allowed for plywood price increases during 2012 and, as a result, plywood average prices were 11% higher during 2012 compared to the prior year.

Manufacturing Segment operating income was 9% of its revenues for 2012 compared to 5% of its revenues for 2011. The improvement in operating performance was due primarily to higher product prices along with an increase in MDF and plywood sales volume which allowed us to operate our facilities at volume levels that better optimize our production costs. Manufacturing Segment costs and expenses increased by $37 million, or 14%, to $295 million due primarily to increased sales volumes.

Energy and Natural Resources Segment. Operating income decreased $2 million to $19 million in 2012 compared to 2011 due primarily to a payment of $2 million that we received during 2011 for the settlement of a dispute that related to certain mineral rights. The $2 million is recorded in our Energy and Natural Resources Segment and reported as Other Operating Income (Expense), net in our Consolidated Statements of Income. See Note 20 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2013 FORM 10-K | 50

Table of Contents	PART II / ITEM 7

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

PLUM CREEK 2013 FORM 10-K | 51

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

Our Resources and Manufacturing Segments have significant uses of cash, and as a result, our operating income (excluding depletion and depreciation) approximates these Segments' operating cash flows. In contrast, our cash outflows in our Real Estate Segment are very small, and as a result, our revenues from this Segment approximate operating cash flows. In our Energy and Natural Resources Segment, cash may be received in upfront payments, such as lease bonuses, but revenues will be recognized over several reporting periods (quarters or years). We have summarized our sources and uses of cash in a table later in this section.

On December 6, 2013, we completed a significant acquisition of timberland, minerals and wind power leases from MeadWestvaco Corporation (“MWV”), along with acquiring an equity interest in approximately 109,000 acres of high-value rural and development quality lands. The total purchase price was approximately $1.1 billion, which consisted of a $221 million cash payment and the issuance of an installment note payable for $860 million. Prior to closing the transaction, we completed an equity offering, resulting in the issuance of 13.9 million shares of common stock for net proceeds of $607 million. We used the proceeds from the equity offering to pay the cash portion of the MWV acquisition, with the balance used to pay down approximately $376 million of outstanding debt to maintain our strong balance sheet.
Net cash provided by operating activities for 2013 was $404 million compared to $353 million for 2012. This increase of $51 million was due primarily to lower expenditures ($80 million) for the purchase of standing timber (timber deeds) and higher operating income from both of our Resources Segments and from our Manufacturing Segment ($44 million), partially offset by lower proceeds from real estate sales ($62 million). We expect net cash provided by operating activities in 2014 (inclusive of the impact associated with the MeadWestvaco acquisition) to improve by between 10% and 20% over the amount generated in 2013 due primarily to higher operating income in our Southern Resources Segment. Increased cash provided by operating activities is expected to be partially offset by lower proceeds from real estate sales, which we expect in 2014 to range between $240 million and $280 million compared to proceeds of $286 million in 2013.
We also prepare annual Segment comparisons of Adjusted EBITDA, which is a supplemental non-GAAP measure of operating performance and liquidity. Adjusted EBITDA for 2013 was $502 million compared to Adjusted EBITDA of $530 million for 2012. See Performance and Liquidity Measures (Non-GAAP Measures) later in this section.

In the second quarter of 2013, we increased the quarterly dividend from $0.42 per share to $0.44 per share. We ended 2013 with a strong balance sheet; we had a cash balance of $433 million and availability on our line of credit of $232 million. We believe that our cash flows from operating activities will be adequate to fund 2014 planned capital expenditures and our dividend.

PLUM CREEK 2013 FORM 10-K | 52

Table of Contents	PART II / ITEM 7

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2013	2012	2011
Net Cash Provided By Operating Activities	$404	$353	$374
Net Cash Used In Investing Activities	(529)	(167)	(171)
Net Cash Provided By (Used In) Financing Activities	202	(84)	(201)
Change in Cash and Cash Equivalents	$77	$102	$2

Cash Flows from Operating Activities. Net cash provided by operating activities for the year ended December 31, 2013 totaled $404 million compared to $353 million in 2012. The increase of $51 million is due primarily to lower expenditures ($80 million) for the purchase of standing timber (timber deed), higher operating income from both of our Resources Segments and from our Manufacturing Segment ($44 million) and a decrease in pension contributions ($20 million), offset in part by lower proceeds from real estate sales ($62 million) and a negative working capital change ($32 million). See Results of Operations for a discussion of factors impacting operating income for our Resources and Manufacturing Segments and factors impacting real estate proceeds for our Real Estate Segment.

In March 2013, the company acquired, for $18 million, approximately 0.9 million tons of standing timber under a timber deed that expires in 2020. In January 2012, we purchased an eight-year timber deed encompassing 4.7 million tons of standing timber in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed. The timber deed purchase price has been reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Working capital was negatively impacted by changes in our outstanding accounts receivable balances ($13 million), our wages payable balances ($9 million), and our inventory balances ($5 million). Our accounts receivable balance was unusually low as of December 31, 2012, due primarily to mill curtailments for maintenance and unusually low timber sales in December 2012, which resulted in a favorable accounts receivable working capital variance for 2012, and in turn, an unfavorable variance for 2013. Our wages payable balance as of December 31, 2011, was lower than our wages payable balances as of December 31, 2012 and December 31, 2013 due to a lower bonus accrual for 2011. By earning a lower bonus in 2011 (which is paid in the following year) compared to 2012 and 2013, this resulted in a favorable working capital variance in 2012 with no comparable favorable variance in 2013. The negative inventory working capital variance is primarily due to resuming operations at our Evergreen sawmill in April 2013.

Net cash provided by operating activities for the year ended December 31, 2012 totaled $353 million compared to $374 million in 2011. The decrease of $21 million is due primarily to the acquisition of a timber deed ($98 million) and lower proceeds from the sale of oil and gas exploration rights ($16 million), offset in part by higher proceeds from real estate sales ($48 million) and higher operating income from our Southern Resources and our Manufacturing Segments, which improved cash generation compared to 2011 ($48 million). See Results of Operations for a discussion of factors impacting operating income for our Resources and Manufacturing Segments and factors impacting real estate proceeds for our Real Estate Segment.

During 2012 we received proceeds of $5 million compared to proceeds of $21 million during 2011 in connection with signing various long-term agreements granting the right to explore for and produce oil and gas on certain of our properties.

PLUM CREEK 2013 FORM 10-K | 53

Table of Contents	PART II / ITEM 7

Capital Expenditures. Capital expenditures were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Capital Expenditures (Excluding Timberland Acquisitions)	$71	$72	$70
Expenditures for Real Estate Development	2	4	3
Total Capital Expenditures	$73	$76	$73

Planned capital expenditures for 2014 (excluding timberland acquisitions) are expected to range between $85 million and $90 million and include approximately $71 million for our timberlands, $7 million for our manufacturing facilities, $6 million for real estate development investments, and $5 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2014 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for Real Estate Development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Timberland Acquisitions. During 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV") for $869 million. This acquisition was accounted for as a business combination and is described in Note 2 of the Notes to Consolidated Financial Statements. Also during 2013, we acquired approximately 50,000 acres of timberlands primarily located in Georgia and Alabama for a total of $81 million. These purchases of $81 million were financed primarily from the company's line of credit and have been accounted for as asset acquisitions.

During 2012, we acquired approximately 13,000 acres of timberlands primarily located in Georgia and South Carolina for a total of $18 million. These purchases were funded with cash and have been accounted for as asset acquisitions. During 2011, we acquired approximately 59,000 acres of timberlands primarily located in Alabama and Georgia for a total of $89 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions.

Real Estate Development Joint Ventures. In connection with the timberland acquisition from MWV (see Timberland Acquisitions above), the company and MeadWestvaco Corporation (“MWV”) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. MWV contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties. Plum Creek has agreed to make additional capital contributions to MWV-CLP with respect to the Class B Properties through the year 2020, with minimum required contributions of $9 million during 2014.

Minerals. In connection with the timberland acquisition from MWV (see Timberland Acquisitions above), we acquired certain proven and probable coal reserves along with related surface leases. The coal reserves had an acquisition date fair value of $50 million, and the surface leases had an acquisition date fair value of $7 million.

Mineral Rights Acquisitions. In September 2013, we acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. We are entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. The purchase was financed from our line of credit and has been accounted for as an asset acquisition.

In December 2012, we acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. We are entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. The purchase was financed from our 2012 public debt offering and has been accounted for as an asset acquisition. During 2011, we acquired mineral reserves in Oregon for approximately $12 million.

PLUM CREEK 2013 FORM 10-K | 54

Table of Contents	PART II / ITEM 7

Future Cash Requirements.  Cash required to meet our future financial needs will be significant, however we do not have any scheduled debt principal payments in 2014. Our next scheduled debt principal payment is our 5.875% Senior Notes which mature in November 2015. We believe that our cash flows from operating activities will be more than adequate to fund 2014 planned capital expenditures and our dividend.

Sources and Uses of Cash.  The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2013	2012	2011
Sources of Cash:
Operations (A)	$385	$404	$337
Changes in Working Capital	(17)	15	(8)
Cash Distributions from Timberland Venture	56	56	56
Cash from Stock Option Exercises	37	18	10
Proceeds from Issuance of Common Stock, net	607	—	—
Increase Debt Obligations, net (B)	709	171	87
Other Cash Changes, net (C)	1	(1)	—
Total Sources of Cash	1,778	663	482
Uses of Cash:
Returned to Stockholders:
Dividends	(290)	(272)	(272)
Common Stock Repurchases	(2)	(1)	(26)
Reinvest in the Business:
Timber Deed Acquired	(18)	(98)	(5)
Capital Expenditures, including Real Estate Development (D)	(73)	(76)	(73)
Timberlands Acquired (B)	(81)	(18)	(89)
Minerals and Mineral Rights Acquired	(156)	(76)	(12)
Acquisition of MeadWestvaco Timberland Assets, net (B)	(1,081)	—	—
Meet our Pension Obligations:
Pension Contributions	—	(20)	(3)
Total Uses of Cash	(1,701)	(561)	(480)
Change in Cash and Cash Equivalents	$77	$102	$2

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Equity Earnings from Timberland Venture, Loss on Extinguishment of Debt, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes and Other Operating Activities (excluding Expenditures for Real Estate Development - see discussion in Footnote C below) to Net Income.

(B)
On December 6, 2013, we acquired timberland, minerals and wind power leases from MeadWestvaco Corporation ("MWV"), along with acquiring an equity interest in approximately 109,000 acres of high-value rural and development quality lands. The total purchase price for the MWV assets was approximately $1.1 billion, which consisted of $226 million in cash ($221 million in cash after considering post-closing adjustments) and an installment note payable of $860 million. The table above includes the $860 million as an Increase in Debt Obligations and as part of the Acquisition of MeadWestvaco Timberland Assets. In our Consolidated Statements of Cash Flows, these amounts are presented as Non-Cash Investing and Financing Activities. See also Note 2 of the Notes to Consolidated Financial Statements.

(C)	From the Consolidated Statements of Cash Flows, Other Investing Activities and Other Financing Activities.

(D)	See Capital Expenditures section above for calculation. Expenditures for Real Estate Development are included in Other Operating Activities, net.

PLUM CREEK 2013 FORM 10-K | 55

Table of Contents	PART II / ITEM 7

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

Line of Credit. On November 8, 2013, the company amended its $700 million revolving line of credit agreement which extended the maturity to January 15, 2019. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings.

The weighted-average interest rate for the borrowings on the line of credit was 1.37% and 1.43% as of December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, we had $467 million of borrowings and $1 million of standby letters of credit outstanding; $232 million remained available for borrowing under our line of credit. As of January 2, 2014, $416 million of the borrowings under our line of credit was repaid.

Term Credit Agreement. On November 4, 2013, the company issued common stock and used a portion of the proceeds to repay $225 million in principal on its $450 million term credit agreement. The interest rate on the term credit agreement was 1.66% and 1.71% as of December 31, 2013 and 2012, respectively. The term credit agreement matures on April 3, 2019. The interest rate on the term credit agreement is based on LIBOR plus 1.50%.

We receive patronage refunds under the term credit agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2013 and 2012. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. During 2013, the company repaid all of its privately placed borrowings with various lenders ("Private Debt"). See Debt Principal Payments below for a discussion of these repayments.

As of December 31, 2013, the company had publicly issued and outstanding approximately $1.3 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $117 million at December 31, 2013 and $242 million at December 31, 2012.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Senior Notes
Public Debt	$1,329	$1,353
Private Debt	—	260
Total Senior Notes	$1,329	$1,613

PLUM CREEK 2013 FORM 10-K | 56

Table of Contents	PART II / ITEM 7

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

Installment Note Payable. On December 6, 2013, the company issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets (see Note 2 of the Notes to Consolidated Financial Statements). Following the acquisition, MWV CDLM pledged the installment note to the banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. The company expects to receive patronage refunds of approximately 0.64%. To hedge against interest rate risk, the company entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. See Note 12 of the Notes to Consolidated Financial Statements. The forward treasury lock transactions were settled upon issuance of the installment note and the company recorded a gain of $5 million in Other Comprehensive Income which will be amortized as a reduction to interest expense over the term of the installment note. After giving effect to the expected patronage payments and the treasury lock transactions, the company's effective net interest rate is expected to be approximately 4.5%.

During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The installment note matures on December 6, 2023, but may be extended at the request of the holder if the company at the time of the request intends to refinance all or a portion of the installment note for a term of five years or more. The installment note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption. The installment note is subject to covenants similar to those of our revolving line of credit and term credit agreement.

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2013. See Note 17 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2013	2012	2011
Public Debt	$24	$—	$—
Private Debt	260	3	95
Term Credit Agreement	225	350	—
Total	$509	$353	$95

During 2013, the company prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of December 31, 2013.

Our Term Credit Agreement, Line of Credit and Installment Note Payable require that we maintain certain interest coverage and maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. Our Term Credit Agreement, Line of Credit and Installment Note Payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture,

PLUM CREEK 2013 FORM 10-K | 57

Table of Contents	PART II / ITEM 7

and this indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

As of December 31, 2013, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On February 4, 2014, the Board of Directors declared a dividend of $0.44 per share, or approximately $78 million, which will be paid on February 28, 2014 to stockholders of record on February 14, 2014. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current quarter and full year cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At December 31, 2013, $175 million is available for share repurchases under the current Board of Directors' authorization. See Note 12 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2013 FORM 10-K | 58

Table of Contents	PART II / ITEM 7

The following table compares Adjusted EBITDA by segment for the years ended December 31 (in millions):

	2013	2012	2011
Adjusted EBITDA by Segment
Northern Resources	$62	$46	$50
Southern Resources	173	157	125
Real Estate	261	326	274
Manufacturing	59	44	28
Energy and Natural Resources	22	20	21
Other Costs and Eliminations, net	(75)	(63)	(52)
Total Adjusted EBITDA	$502	$530	$446

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the years ended December 31 (in millions):

	2013

	Operating Income	Depreciation, Depletion and Amortization(1)	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$32	$30	$—	$62
Southern Resources	108	65	—	173
Real Estate	169	1	91	261
Manufacturing	43	16	—	59
Energy and Natural Resources	19	3	—	22
Other Costs and Eliminations	(73)	1	—	(72)
Other Unallocated Operating Income (Expense), net	(3)	—	—	(3)
Total	$295	$116	$91	$502

Reconciliation to Net Income(2)
Equity Earnings from Timberland Venture	63
Interest Expense	(141)
Gain (Loss) on Extinguishment of Debt	(4)
(Provision) Benefit for Income Taxes	1
Net Income	$214

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$404
Interest Expense				141
Amortization of Debt Costs				(3)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(56)
Deferred Income Taxes				3
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				8
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				17
Other				(29)
Adjusted EBITDA				$502

(1) Includes a $4 million loss due to fire damages in the Northern Resources Segment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2013 FORM 10-K | 59

Table of Contents	PART II / ITEM 7

	2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$20	$26	$—	$46
Southern Resources	90	67	—	157
Real Estate	187	1	138	326
Manufacturing	29	15	—	44
Energy and Natural Resources	19	1	—	20
Other Costs and Eliminations	(65)	1	—	(64)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$281	$111	$138	$530

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	59
Interest Expense	(140)
(Provision) Benefit for Income Taxes	3
Net Income	$203

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$353
Interest Expense				140
Amortization of Debt Costs				(3)
Provision / (Benefit) for Income Taxes				(3)
Distributions from Timberland Venture				(56)
Deferred Income Taxes				3
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				8
Timber Deed Acquired				98
Pension Plan Contributions				20
Working Capital Changes				(15)
Other				(15)
Adjusted EBITDA				$530

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2013 FORM 10-K | 60

Table of Contents	PART II / ITEM 7

	2011

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$24	$26	$—	$50
Southern Resources	74	51	—	125
Real Estate	195	2	77	274
Manufacturing	15	13	—	28
Energy and Natural Resources	21	—	—	21
Other Costs and Eliminations	(55)	2	—	(53)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$275	$94	$77	$446

Reconciliation to Net Income(1)
Equity Earnings from Timberland Venture	56
Interest Expense	(139)
(Provision) Benefit for Income Taxes	1
Net Income	$193

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$374
Interest Expense				139
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(56)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				(11)
Timber Deed Acquired				5
Pension Plan Contributions				3
Working Capital Changes				8
Other				(13)
Adjusted EBITDA				$446

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2013 FORM 10-K | 61

Table of Contents	PART II / ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $3.0 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. We also have variable rate debt that is affected by changes in market interest rates. For a detailed discussion of our debt obligations and the fair value of the company's debt, see Notes 10 and 11 of the Notes to Consolidated Financial Statements.

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(A)
December 31, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,206
Average Interest Rate(C)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$916
Interest Rate					7.4%
Variable Rate Debt(D)						$225	$225	$225
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
December 31, 2012
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	250	$3	$462	$4	$—	$900	$1,619	$1,731
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$973
Interest Rate						7.4%
Variable Rate Debt						$450	$450	$450

(A)
The increase in fair value of our fixed rate debt compared to December 31, 2012 (excluding related party debt) was due primarily to the issuance of an $860 million installment note, partially offset by principal repayments of $284 million during the twelve month period and higher market interest rates. At December 31, 2013, treasury rates were higher compared to December 31, 2012, resulting in higher market interest rates. This change in market interest rates also resulted in the decrease in fair value of our Note Payable to Timberland Venture at December 31, 2013. During 2013, the company repaid all of its remaining Private Debt. The decrease in fair value of our variable rate debt at December 31, 2013 was due to a principal repayment of $225 million during 2013.

(B)	Excludes unamortized discount of $4 million and $6 million at December 31, 2013 and 2012, respectively.

(C)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of December 31, 2013 and December 31, 2012.

(D)
As of December 31, 2013, the interest rate for the term credit agreement was 1.66%. Not included in the above table are borrowings under our $700 million revolving line of credit of $467 million. As of December 31, 2013, the weighted-average interest rate on the $467 million of borrowings was 1.37%.

PLUM CREEK 2013 FORM 10-K | 62

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions, Except Per Share Amounts)	2013	2012	2011
REVENUES:
Timber	$669	$641	$572
Real Estate	286	352	301
Manufacturing	362	324	273
Energy and Natural Resources	23	22	21
Total Revenues	1,340	1,339	1,167

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	495	498	445
Real Estate	110	157	92
Manufacturing	310	286	250
Energy and Natural Resources	5	2	2
Total Cost of Goods Sold	920	943	789
Selling, General and Administrative	123	116	106
Total Costs and Expenses	1,043	1,059	895

Other Operating Income (Expense), net	(2)	1	3

Operating Income	295	281	275

Equity Earnings from Timberland Venture	63	59	56
Equity Earnings from Real Estate Development Joint Ventures	—	—	—

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	83	82	81
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Total Interest Expense, net	141	140	139

Loss on Extinguishment of Debt	(4)	—	—

Income before Income Taxes	213	200	192

Provision (Benefit) for Income Taxes	(1)	(3)	(1)

Net Income	$214	$203	$193

PER SHARE AMOUNTS:

Net Income per Share – Basic	$1.30	$1.25	$1.19
Net Income per Share – Diluted	$1.30	$1.25	$1.19

Weighted-Average Number of Shares Outstanding
– Basic	164.6	161.5	161.7
– Diluted	165.0	161.9	162.0

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 63

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2013	2012	2011
Net Income	$214	$203	$193

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	25	(2)	(31)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	4	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	5	2	(1)
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—
Derivative Instruments:
Gain (Loss) on Cash Flow Hedge	5	—	—
Less: Amortization of Gain Reclassified to Interest Expense	—	—	—

Other Comprehensive Income (Loss) Before Tax	40	4	(30)

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	7	1	(6)

Other Comprehensive Income (Loss) After Tax	33	3	(24)

Comprehensive Income	$247	$206	$169

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 64

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Amounts)	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$433	$356
Accounts Receivable	29	22
Inventories	55	49
Deferred Tax Asset	9	5
Assets Held for Sale	92	61
Other Current Assets	15	13
	633	506

Timber and Timberlands, net	4,180	3,363
Minerals and Mineral Rights, net	298	87
Property, Plant and Equipment, net	118	127
Equity Investment in Timberland Venture	211	204
Equity Investment in Real Estate Development Joint Ventures	139	—
Deferred Tax Asset	17	21
Investment in Grantor Trusts (at Fair Value)	45	39
Other Assets	54	37
Total Assets	$5,695	$4,384

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$248
Line of Credit	467	104
Accounts Payable	24	26
Interest Payable	22	26
Wages Payable	29	29
Taxes Payable	10	9
Deferred Revenue	26	23
Other Current Liabilities	10	7
	588	472

Long-Term Debt	2,414	1,815
Note Payable to Timberland Venture	783	783
Other Liabilities	78	91
Total Liabilities	3,863	3,161

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 177.0 at December 31, 2013 and 162.0 at December 31, 2012	2	2
Additional Paid-In Capital	2,942	2,288
Retained Earnings (Accumulated Deficit)	(173)	(97)
Treasury Stock, at Cost, Common Shares – 27.0 at December 31, 2013 and 26.9 at December 31, 2012	(940)	(938)
Accumulated Other Comprehensive Income (Loss)	1	(32)
Total Stockholders’ Equity	1,832	1,223
Total Liabilities and Stockholders’ Equity	$5,695	$4,384

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 65

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In Millions)	Shares	Dollars
January 1, 2011	161.6	$2	$2,243	$51	$(911)	$(11)	$1,374
Net Income				193			193
Other Comprehensive Income						(24)	(24)
Dividends				(272)			(272)
Stock Option Exercises	0.3	—	10				10
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			8				8
Common Stock Repurchased	(0.7)	—			(26)		(26)
December 31, 2011	161.3	$2	$2,261	$(28)	$(937)	$(35)	$1,263
Net Income				203			203
Other Comprehensive Income						3	3
Dividends				(272)			(272)
Stock Option Exercises	0.6	—	18				18
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			9				9
Common Stock Repurchased	—	—			(1)		(1)
December 31, 2012	162.0	$2	$2,288	$(97)	$(938)	$(32)	$1,223
Net Income				214			214
Other Comprehensive Income						33	33
Dividends				(290)			(290)
Stock Option Exercises	1.0	—	37				37
Tax Benefit from Stock Incentive Plan			1				1
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			9				9
Issuance of Common Stock	13.9	—	607				607
Common Stock Repurchased	—	—			(2)		(2)
December 31, 2013	177.0	$2	$2,942	$(173)	$(940)	$1	$1,832

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 66

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$214	$203	$193
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2013)	119	114	96
Basis of Real Estate Sold	91	138	77
Equity Earnings from Timberland Venture	(63)	(59)	(56)
Distributions from Timberland Venture	56	56	56
Deferred Income Taxes	(3)	(3)	—
Loss on Extinguishment of Debt	4	—	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(8)	(8)	11
Timber Deed Acquired	(18)	(98)	(5)
Pension Plan Contributions	—	(20)	(3)
Working Capital Changes	(17)	15	(8)
Other	29	15	13
Net Cash Provided By (Used In) Operating Activities	404	353	374

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(71)	(72)	(70)
Timberlands Acquired	(81)	(18)	(89)
Minerals and Mineral Rights Acquired	(156)	(76)	(12)
Payment for Acquisition of MeadWestvaco ("MWV") Timberland Assets, net	(221)	—	—
Other	—	(1)	—
Net Cash Provided By (Used In) Investing Activities	(529)	(167)	(171)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(290)	(272)	(272)
Borrowings on Line of Credit	1,771	1,843	1,921
Repayments on Line of Credit	(1,408)	(2,087)	(1,739)
Proceeds from Issuance of Long-Term Debt	—	773	—
Debt Issuance Costs	(1)	(5)	—
Principal Payments and Retirement of Long-Term Debt	(513)	(353)	(95)
Proceeds from Stock Option Exercises	37	18	10
Acquisition of Treasury Stock	(2)	(1)	(26)
Proceeds from Issuance of Common Stock, net	607	—	—
Other	1	—	—
Net Cash Provided By (Used In) Financing Activities	202	(84)	(201)

Increase (Decrease) In Cash and Cash Equivalents	77	102	2
Cash and Cash Equivalents:
Beginning of Period	356	254	252

End of Period	$433	$356	$254

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Interest - Debt Obligations to Unrelated Parties	$81	$78	$76
Interest - Note Payable to Timberland Venture	58	58	58
Interest - Net	$139	$136	$134
Income Taxes - Net	$(1)	$—	$—

Non-Cash Investing and Financing Activities:
Issuance of Note Payable to MWV as Consideration for Timberland Assets Acquired	$860	$—	$—

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 67

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2013, the company owned and managed approximately 6.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. In April 2013, the company resumed limited operations of its previously idled lumber mill. The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.8 million acres are approximately 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Annual revenues from the company’s largest customer accounted for 7% of total annual revenues in 2013, 2012, and 2011. If market conditions for wood products were to deteriorate, the loss of this customer could have a significant effect on the company’s results of operations.

Product Concentrations. Sales of the company’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the company’s timberlands are dependent upon the general economic conditions in the United States, interest rates and the availability of buyer financing from financial institutions, not-for-profit organizations and government sources. As a result of these product concentrations, a prolonged decline in these markets could have a significant impact on the company’s results of operations.

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut or timber deed sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 18 months or less). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed.

Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling are recognized at the time of delivery.

Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and we have no continuing involvement with the property. For substantially all of our real estate sales, we receive the entire

PLUM CREEK 2013 FORM 10-K | 68

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

On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable ("Credit Sales"). There were no Credit Sales during 2013, 2012 or 2011. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances.

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

Overriding royalties earned in connection with aggregate mineral rights are recognized as revenue when the underlying aggregates are sold and the company is entitled to its share of the gross selling price. Additionally, royalties from aggregates leases and oil and gas leases are recognized as revenue when the underlying minerals are sold and the company is entitled to its share of the gross selling price. Generally, the mineral owners and lessees make payments to the company based on a percentage of the gross sales price of the minerals they sell. For overriding royalty and lease agreements with varying royalty percentages, revenue recognition is based on the relative-selling-price method, which may result in the deferral of revenue to future periods.

Also, included within oil and gas royalties are lease bonus payments, which are typically paid upon the execution of a lease. Lease bonus payments are initially recorded as deferred revenue and are generally recognized as revenue over the period the lessee is entitled to explore for oil and gas. Certain of the company’s leases are also subject to minimum annual payments. In some cases, lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue when received. The deferred revenue attributable to the minimum payment is recognized as royalty revenue when the lessee recoups the minimum payment through production. The deferred revenue is also recognized as revenue upon the expiration of the lessee’s ability to recoup the payments.

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds.

Accounts Receivable.  Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million at December 31, 2013 and $0.3 million at December 31, 2012. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent

PLUM CREEK 2013 FORM 10-K | 69

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

Minerals and Mineral Rights. The company purchased coal assets as part of the business acquisition completed on December 6, 2013. See Note 2 of the Notes to Consolidated Financial Statements. These assets were recorded at their fair value as of the date of acquisition. The coal assets are depleted using the units-of-production method, based on estimated recoverable reserves.
Mineral rights are stated at cost less accumulated depletion. The company capitalizes the cost of obtaining mineral rights. These costs are charged against income (depletion expense) as we recognize royalty income from the sale of the products extracted from the quarries. Depletion rates are determined annually based on the relationship between the net carrying value of the mineral rights over the estimated remaining tons of mineral reserves.

PLUM CREEK 2013 FORM 10-K | 70

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 6.8 million acres of timberlands are approximately 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $13 million at both December 31, 2013 and 2012. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands were $36 million and $34 million at December 31, 2013 and December 31, 2012, respectively, and are included in Timber and Timberlands as they are still managed for timber operations.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $92 million at December 31, 2013 and $61 million at December 31, 2012. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

Accounting for Equity Method Investments. On December 6, 2013, in conjunction with its purchase of timberlands from MeadWestvaco Corporation ("MWV"), the company and MWV formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the company made a capital contribution, in cash, of $152 million and MWV contributed real estate development properties. The company accounts for this interest under the equity method of accounting. Joint venture earnings are recognized as Equity Earnings from Real Estate Development Joint Ventures in the Consolidated Statements of Income. See Note 17 of the Notes to Consolidated Financial Statements.

In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The company accounts for these interests under the equity method of accounting. Earnings are recognized as Equity Earnings from Timberland Venture in our Consolidated Statements of Income. See Note 17 of the Notes to Consolidated Financial Statements.

Accounting for Unconsolidated Real Estate Joint Venture Arrangement. Under the terms of a joint venture arrangement entered into in 2006, the company received proceeds in connection with the sale of land to the joint venture and will receive additional contingent consideration as parcels of land are sold by the joint venture to third parties. Real estate revenue was recognized under the cost recovery method in connection with the sale of land to

PLUM CREEK 2013 FORM 10-K | 71

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

this joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds the book basis in the property sold. Proceeds in connection with the sale of land to the joint venture are recognized as Real Estate Revenue.

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $24 million, $22 million, and $20 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The company uses the Black-Scholes-Merton option pricing model to value stock options and uses the grant date fair values (the closing market price for its common stock) to value other stock awards of restricted stock, restricted stock units, and common stock. The company also grants share-based awards that are classified and accounted for as liabilities. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the company will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 20 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 72

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2013 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements

Presentation of Items Reclassified from Accumulated Other Comprehensive Income (AOCI). In 2013, the FASB issued new guidance requiring entities to disclose in a single location (either on the face of the income statement or in the footnotes) the effects of reclassifications out of AOCI. For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on the company's available-for-sale securities, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items not reclassified in their entirety into net income, such as amortization of the actuarial net loss on the company's defined benefit pension plans, entities must provide a cross reference to the notes in other disclosures that already provide information about those amounts. The new guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The adoption did not have a material impact on the company's financial position, results of operations or cash flows. See Note 12 of the Notes to Consolidated Financial Statements.

NOTE 2. BUSINESS ACQUISITION

On December 6, 2013 ("the Acquisition Date"), the company acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV") for $869 million. Certain minerals and wind power leases associated with the timberlands were also acquired for $65 million. The acquisition of the timberlands and related minerals and wind power leases ($934 million) was funded by an $860 million installment note payable and by $74 million in cash. In addition, the company and MWV formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the company made a capital contribution, in cash, of $152 million and MWV contributed real estate development properties with an agreed-upon value of $531 million. The total purchase price for the MWV timberland assets, including amounts contributed to MWV-Charleston Land Partners, LLC, was $1.1 billion, which consisted of $226 million in cash ($221 million cash after considering post-closing adjustments) and an installment note payable of $860 million.

Prior to closing the acquisition, the company issued 13,915,000 shares of common stock on November 4, 2013. The net proceeds of $607 million from the equity offering were used to pay the cash portion of the acquisition and the acquisition related transaction costs, with the balance used to repay $376 million of outstanding debt obligations.

MWV-Charleston Land Partners, LLC ("MWV-CLP") consists of 109,000 acres of high-value rural lands and development-quality lands near Charleston, South Carolina. The company owns a 50% interest in 87,000 acres of high-value lands (agreed upon value of $279 million) for which MWV-CLP will pursue an entitlement and development strategy over the next several years. In addition, the company owns a 5% interest in approximately 22,000 acres of residential, commercial and industrial properties (agreed upon value of $252 million) that are actively being developed in the same market. An affiliate of MWV has been hired to manage the operations of MWV-CLP.

The acquisition of the MWV timberlands and related assets complements the company's existing ownership in the Southern U.S. and is expected to increase annual timber harvest volumes by nearly 3 million tons over the next five years. The timberlands, which have a long history of excellent forest management, are commingled with the company's existing timberlands and are located in attractive markets where the company would like to further expand its presence. Additionally, all of the timberlands acquired are certified under the SFISM program. The equity investment in MWV-CLP expands the company's portfolio of high-value rural timberlands, an asset for which the company has experience maximizing values.

The company has accounted for the acquisition as a purchase business combination. Under the purchase method, the assets of MWV that are being acquired, along with the company's equity investment in MWV-CLP, were recorded as of the Acquisition Date at their respective fair values. Plum Creek's investment in MWV-CLP will be accounted for under the equity method of accounting. See Note 17 of the Notes to Consolidated Financial Statements. Management

PLUM CREEK 2013 FORM 10-K | 73

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

considers the purchase price allocation to be preliminary, subject to the finalization of the valuation report and review of certain operating agreements obtained in the acquisition.   Although management does not believe significant changes will occur, the identifiable assets and liabilities could change pending the finalization of these procedures.

The following table summarizes the assets acquired as of the acquisition date at fair value (in millions):

Assets Acquired:	Fair Value
Timber and Logging Roads	$517
Timberlands	352
Minerals and Mineral Rights	57
Property, Plant and Equipment	1
Equity Method Investments	139
Intangible Assets	15
Deferred Tax Assets	4
Total Assets Acquired	$1,085

Intangible Assets. The following table summarizes the purchased intangible assets subject to amortization (in millions):

Description	Fair Value	Amortization Period (in years) (B)
Acquired Wind Leases	$10	20
Acquired Land Leases(A)	7	10
Fiber Supply Agreement	5	10
Total Intangible Assets Acquired	$22

(A)
The acquired land leases are associated with the acquired minerals and are included in Minerals and Mineral Rights, net on both the preceding Assets Acquired table and on the Consolidated Balance Sheets.

(B)	The amortization method for the purchased intangible assets approximates straight-line.

Acquisition Costs. The company recognized approximately $5 million of acquisition related costs that were expensed during 2013. These costs are included within Selling, General and Administrative Expenses in the Consolidated Statements of Income.

Actual and Pro Forma Impact of the Acquisition. The amount of revenue and net income included in the company's Consolidated Statements of Income from the Acquisition Date to December 31, 2013 are as follows (in millions):

Revenue	$3
Net Income	$—

The unaudited pro forma results presented below include the effects of the acquisition, including the share issuance and debt repayments discussed above, as if it had been consummated as of January 1, 2012. In addition to the historical revenues and expenses of the acquisition, the pro forma results include adjustments to conform the acquisition's timber depletion to the company's accounting method. Pro forma adjustments have been made for interest expense, including the note payable to finance the acquisition and the debt repaid following the common stock issuance. Pro forma adjustments include the elimination of substantially all of the historical income tax expense due primarily to Plum Creek's status as a REIT. Finally, pro forma adjustments have been made for mineral depletion and logging road

PLUM CREEK 2013 FORM 10-K | 74

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

depreciation, and for the equity earnings/(losses) that would have resulted from the company's equity method investment in MWV-CLP. No pro forma adjustments were made for timberland sales by MWV since the acres sold were not acquired by the company and were not included in the purchase price allocation. As a result, pro forma results for 2012 include revenue of $99 million and related cost of sales of $18 million from the sale of approximately 49,000 acres, and for 2013, pro forma results include revenue of $87 million and related cost of sales of $12 million from the sale of approximately 41,000 acres by MWV. The operating margin for future timberland sales from the acquisition is expected to be substantially lower than MWV's historical operating margin as a result of allocating a portion of the purchase price to timber and timberlands. The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

	2013	2012
Pro Forma Revenue	$1,491	$1,513
Pro Forma Net Income	$253	$238

NOTE 3. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2013	2012	2011
Net Income Available to Common Stockholders	$214	$203	$193
Denominator for Basic Earnings per Share	164.6	161.5	161.7
Effect of Dilutive Securities – Stock Options	0.3	0.3	0.2
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	165.0	161.9	162.0
Per Share Amounts:
Net Income per Share - Basic	$1.30	$1.25	$1.19
Net Income per Share - Diluted	$1.30	$1.25	$1.19

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

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2013	2012	2011
Number of Options	—	0.9	1.5
Range of Exercise Prices	N/A	$41.55 to $43.23	$35.22 to $43.23
Expiration on or before	N/A	February 2021	February 2021

PLUM CREEK 2013 FORM 10-K | 75

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Raw Materials (primarily logs)	$9	$9
Work-In-Process	2	2
Finished Goods	30	24
	41	35
Supplies	14	14
Total	$55	$49

NOTE 5. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Timber and Logging Roads, net	$2,630	$2,169
Timber Deeds, net	95	92
Timberlands	1,455	1,102
Timber and Timberlands, net	$4,180	$3,363

Timber and Timberlands. During 2013, the company acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV") for $869 million. This acquisition was accounted for as a business combination and is described in Note 2 of the Notes to Consolidated Financial Statements.

Also during 2013, the company acquired approximately 50,000 acres of timberlands primarily located in Georgia and Alabama for a total of $81 million. These purchases were financed primarily from the company's line of credit and have been accounted for as asset acquisitions. Timberland dispositions during 2013 were approximately 168,000 acres, of which 66,000 acres were located in the Northern Resources Segment and 102,000 acres were located in the Southern Resources Segment.

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

Timber Deeds. In March 2013, the company purchased a timber deed in the Southern Resources Segment for $18 million, which encompassed approximately 0.9 million tons of standing timber and expires in 2020. In January 2012, the company purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. This timber deed encompassed approximately 4.7 million tons of standing timber and has an eight-year term.

PLUM CREEK 2013 FORM 10-K | 76

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed. The company reflects the purchase price of timber deeds in the Consolidated Statements of Cash Flows as outflows under Cash Provided by Operating Activities.

Impairments. The company's Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2013, the book basis of real estate held for sale was $92 million and was $61 million as of December 31, 2012. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Impairment Losses	$4	$—	$1
Book Basis of Property	$37	$4	$7

The fair values of the impaired assets were primarily determined based on external appraisals and an offer received from a third party. See Note 11 of the Notes to Consolidated Financial Statements.

NOTE 6. MINERALS AND MINERAL RIGHTS

Minerals and Mineral Rights consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Minerals, net	$60	$11
Mineral Rights, net	$238	$76
Minerals and Mineral Rights, net	$298	$87

Minerals. In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013 (see Note 2 of the Notes to Consolidated Financial Statements), the company acquired certain proven and probable coal reserves along with related surface leases. The coal reserves had an acquisition date fair value of $50 million, and the surface leases had an acquisition date fair value of $7 million. Depletion expense associated with the minerals owned by the company was approximately $1 million for the year ended December 31, 2013.The value of the surface leases is included in the above table under Mineral Rights, net and is expected to be amortized on a straight-line basis over the next ten years.

Mineral Rights. In September 2013, the company acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. The company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire after 38 years. The company estimates that annual depletion expense related to these mineral rights will be approximately $4 million a year for each of the next five years.

On December 31, 2012, the company acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. The company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire after

PLUM CREEK 2013 FORM 10-K | 77

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

40 years. The company estimates that annual depletion expense related to these mineral rights will be approximately $2 million a year for each of the next five years.

The company's overriding royalty percentage associated with the 255 million tons of aggregate reserves and 144 million tons of aggregate reserves declines after five years and declines further after ten years. The company treats each year under the royalty arrangement as a separate unit of account. Based on projected sales volume over the term of the arrangements, the company estimates a weighted-average overriding royalty percentage. The company recognizes revenue based on the weighted-average overriding royalty percentage and records deferred revenue for overriding royalties received in excess of the weighted-average percentage.

Depletion expense associated with the above mineral rights was approximately $2 million for the year ending December 31, 2013.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Land, Buildings and Improvements	$91	$88
Machinery and Equipment	323	318
	414	406
Accumulated Depreciation	(296)	(279)
Property, Plant and Equipment, net	$118	$127

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

Plum Creek operates as a REIT through various wholly-owned subsidiaries and a joint venture partnership. The activities of the operating partnerships and joint venture partnership consist primarily of sales of standing timber under pay-as-cut sales contracts. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.7 billion at December 31, 2013.

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the company’s higher value timberlands. Additionally, in connection with the December 6, 2013, MeadWestvaco timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements), the proven and probable coal reserves, along with the company's investment in MWV-Charleston Land Partners, LLC, are held through a taxable REIT subsidiary. Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

Prior to 2011, Plum Creek was generally subject to corporate-level tax (built-in gains tax) when the company made a taxable disposition of certain properties acquired in a 2001 merger. The built-in gains tax applied to gains recognized

PLUM CREEK 2013 FORM 10-K | 78

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

The company recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2013, 2012, and 2011, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2013, and December 31, 2012, the company had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2013	2012	2011
Current Income Taxes:
Federal	$—	$—	$—
State	—	—	(2)
Deferred Income Taxes:
Federal	(1)	(3)	—
State	—	—	—
Benefit from Operating Loss Carryforward	(1)	(1)	(7)
Change to Valuation Allowance	1	1	8
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$(3)	$(1)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2013	2012	2011
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$75	$70	$67
REIT Income not Subject to Federal Tax	(69)	(66)	(68)
Change to Valuation Allowance	1	1	8
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(1)	(6)
Tax Audit Settlements	—	—	1
Permanent Book-Tax Differences	(7)	(7)	(3)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$(3)	$(1)

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.

PLUM CREEK 2013 FORM 10-K | 79

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2013	2012	2011
Income from Continuing Operations	$(1)	$(3)	$(1)
Other Comprehensive Income	7	1	(6)
Additional Paid-In Capital (Share-Based Compensation)	(1)	—	—
Total Income Tax Provision (Benefit)	$5	$(2)	$(7)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of the taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2013	2012
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$13	$19
Accrued Compensation	9	9
Accrued Pension Benefits	9	14
Timber and Timberlands	13	11
Accrued Workers' Compensation Benefits	4	4
Other Accruals and Reserves	7	1
Valuation Allowance	(10)	(9)
	45	49
Deferred Income Tax Liabilities:
Machinery and Equipment	(19)	(23)
	(19)	(23)
Deferred Income Tax Asset, net	$26	$26

The company has federal net operating loss carryforwards for its taxable REIT subsidiaries of $10 million at December 31, 2013. The company has state net operating loss carryforwards for its taxable REIT subsidiaries of $221 million at December 31, 2013, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the company files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The company's combined federal and state net operating loss carryforward deferred income tax asset is $13 million at December 31, 2013. The net operating loss carryfowards will begin to expire in 2028.

At December 31, 2013, the company had a valuation allowance of $10 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related primarily to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The company has recorded gross deferred tax assets of $61 million (net of a $10 million valuation allowance) and $65 million (net of a $9 million valuation allowance) as of December 31, 2013 and December 31, 2012, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

PLUM CREEK 2013 FORM 10-K | 80

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2013	2012
Current Deferred Income Tax Asset	$9	$5
Non Current Deferred Income Tax Asset	17	21
Deferred Income Tax Asset, net	$26	$26

As of December 31, 2013 and December 31, 2012, we did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations for tax assessments has expired for all tax years prior to 2008. We continue to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. The company has filed a protest with IRS Appeals.

If the IRS's position is upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also be required to pay interest, which could be substantial, and, if applicable, penalties.

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

NOTE 9. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2013, 2012 and 2011, Plum Creek elected to designate all distributions as long-term capital gain dividends. As of and for the years ended December 31, 2013, 2012, and 2011, Plum Creek has distributed all of its taxable income. The company has no undistributed capital gain or ordinary income as of December 31, 2013.

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2013	2012	2011
Capital Gain Dividend	$1.74	$1.68	$1.68
Non-Taxable Return of Capital	—	—	—
Total Distributions	$1.74	$1.68	$1.68

PLUM CREEK 2013 FORM 10-K | 81

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BORROWINGS

All of our borrowings, except the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured. Outstanding borrowings consist of the following (in millions):

	December 31, 2013	December 31, 2012
Line of Credit maturing 2019, 1.37% at 12/31/13, based on LIBOR plus 1.25%	$467	$104
Term Credit Agreement due 2019, 1.66% at 12/31/13, based on LIBOR plus 1.50%.	225	450
Senior Notes due 2013, 6.18%	—	174
Senior Notes due 2013, 7.76% less unamortized discount of $0.1 at 12/31/12, effective rate of 8.05%	—	72
Senior Notes due 2015, 5.875% less unamortized discount of $1.7 at 12/31/13, effective rate of 6.10%	438	456
Senior Notes due 2016, mature serially 2013 to 2016, 8.05%	—	14
Senior Notes due 2021, 4.70% less unamortized discount of $0.3 at 12/31/13, effective rate of 4.71%	568	575
Senior Notes due 2023, 3.25% less unamortized discount of $2.4 at 12/31/13, effective rate of 3.34%	323	322
Installment Note Payable due 2023, 5.207%	860	—
Note Payable to Timberland Venture due 2018, 7.375%	783	783
Total Long-Term Debt	3,664	2,950
Less: Current Portion of Long-Term Debt	—	248
Less: Line of Credit	467	104
Long-Term Portion	$3,197	$2,598

Line of Credit. On November 8, 2013, the company amended its $700 million revolving line of credit agreement which extended the maturity to January 15, 2019. The weighted-average interest rate for the borrowings on the line of credit was 1.37% and 1.43% as of December 31, 2013 and December 31, 2012, respectively. The interest rate on the line of credit is based on LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2013, we had $467 million of borrowings and $1 million of standby letters of credit outstanding; $232 million remained available for borrowing under our line of credit. As of January 2, 2014, $416 million of the borrowings under our line of credit was repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2013 because the company used a portion of its cash as of December 31, 2013 to repay the line.

Term Credit Agreement. On November 4, 2013, the company issued common stock and used a portion of the proceeds to repay $225 million in principal on the $450 million term credit agreement. The interest rate on the term credit agreement was 1.66% and 1.71% as of December 31, 2013 and 2012, respectively. The term credit agreement matures on April 3, 2019. The interest rate on the term credit agreement is based on LIBOR plus 1.50%.

The company receives patronage refunds under the term credit agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2013 and 2012. The company received approximately $2 million in patronage distributions during 2013 that were earned during 2012. The company earned approximately $3 million of patronage distributions

PLUM CREEK 2013 FORM 10-K | 82

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

during 2013. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. During 2013, the company repaid all of its privately placed borrowings with various lenders ("Private Debt"). See Debt Principal Payments below for a discussion of these repayments.

As of December 31, 2013, the company had publicly issued and outstanding approximately $1.3 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $117 million at December 31, 2013 and $242 million at December 31, 2012.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Senior Notes
Public Debt	$1,329	$1,353
Private Debt	—	260
Total Senior Notes	$1,329	$1,613

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

Installment Note Payable. On December 6, 2013, the company issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets (see Note 2 of the Notes to Consolidated Financial Statements). Following the acquisition, MWV CDLM pledged the installment note to the banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. The company expects to receive patronage refunds under the installment note of approximately 0.64% annually. To hedge against interest rate risk, the company entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. See Note 12 of the Notes to Consolidated Financial Statements. The forward treasury lock transactions were settled upon issuance of the installment note and the company recorded a gain of $5 million in Other Comprehensive Income which will be amortized as a reduction to interest expense over the term of the installment note. After giving effect to the expected patronage payments and the treasury lock transactions, the company's effective net interest rate is expected to be approximately 4.5%.

During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The installment note matures on December 6, 2023, but may be extended at the request of the holder if the company at the time of the request intends to refinance all or a portion of the installment note for a term of five years or more. The installment note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption. The installment note is subject to covenants similar to those of our revolving line of credit and term credit agreement.

PLUM CREEK 2013 FORM 10-K | 83

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2013. See Note 17 of the Notes to Consolidated Financial Statements.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2013	2012
Public Debt	$24	$—
Private Debt	260	3
Term Credit Agreement	225	350
Total	$509	$353

During 2013, the company prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2013 (in millions):

Maturity	Debt Agreements	Note Payable to Timberland Venture	Total
2014	$—	$—	$—
2015	439	—	439
2016	—	—	—
2017	—	—	—
2018	—	783	783
Thereafter	2,446	—	2,446
Total	$2,885	$783	$3,668

Debt Covenants. The company's debt agreements contain various restrictive covenants, including requiring that we maintain certain interest coverage and maximum leverage ratios. The company’s term loan, revolving line of credit and installment note payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. The company was in compliance with all of its borrowing agreement covenants as of December 31, 2013.

PLUM CREEK 2013 FORM 10-K | 84

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

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $433 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012. At December 31, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations. As of December 31, 2013, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 12 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2013 FORM 10-K | 85

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are included in Other Liabilities and were $5 million at both December 31, 2013 and 2012. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Private Debt (B)	—	—	—	—	—
Term Credit Agreement (C)	225	—	225	—	225
Line of Credit (D)	467	—	467	—	467
Installment Note Payable (E)	860	—	845	—	845
Note Payable to Timberland Venture (F)	783	—	—	916	916
Total Debt	$3,664	$—	$2,898	$916	$3,814

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Installment Note Payable (E)	—	—	—	—	—
Note Payable to Timberland Venture (F)	783	—	—	973	973
Total Debt	$2,950	$—	$2,285	$973	$3,258

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)
Fair value of the company's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using market quotes for the company's Public Debt adjusted for the different maturities and an illiquidity premium. The Private Debt was repaid during the fourth quarter of 2013. See Note 10 of the Notes to Consolidated Financial Statements.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(D)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

PLUM CREEK 2013 FORM 10-K | 86

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(E)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(F)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The company’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets reported in the company's financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31 (in millions):

	2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$37	$37	$(4)
Total			$(4)

(A)
During 2013, timberlands held for sale for three different properties with a carrying value totaling $41 million were written down to their fair value (net of estimated selling costs) of $37 million, resulting in a loss of $4 million, which was included in earnings for the year ended December 31, 2013. The fair value for two of the properties was based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and operating expenses. The fair value for the remaining property was based on an offer received by the company from a third party.

There were no material fair value measurements of assets or liabilities measured on a nonrecurring basis during the year ended December 31, 2012. See Note 5 of the Notes to Consolidated Financial Statements.

NOTE 12. STOCKHOLDERS' EQUITY

At December 31, 2013, Plum Creek had the following authorized capital of which 177.0 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

On November 4, 2013, the company completed an equity offering, resulting in the issuance of 13.9 million additional shares of common stock for net proceeds of $607 million. The proceeds from the equity offering were used to pay the cash portion of the timberland acquisition from MeadWestvaco Corporation and the acquisition related transaction fees, with the balance used to pay down approximately $376 million of the company's outstanding debt. See Notes 2 and 10 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 87

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

2011
Shares of Common Stock (in millions)	0.7
Total Cost of Shares (in millions)	$25
Average Cost per Share	$34.84

There were no share repurchases pursuant to the Board of Directors authorized share repurchase program in 2013 or 2012. At December 31, 2013, $175 million is available for share repurchases under the current Board of Directors authorization.

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans, unrealized gains and losses on available-for-sale securities and a gain for the effective portion of a derivative transaction designated as a cash flow hedge. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2011
Net Income			$193
Unrealized Holding Gains (Losses)	$(1)	$—	(1)
Defined Benefit Plans:
Actuarial Gain (Loss)	(31)	(6)	(25)
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$169
December 31, 2012
Net Income			$203
Unrealized Holding Gains (Losses)	$2	$—	2
Defined Benefit Plans:
Actuarial Gain (Loss)	(2)	—	(2)
Reclassification to Net Income	4	1	3
Total Comprehensive Income			$206
December 31, 2013
Net Income			$214
Unrealized Holding Gains (Losses)	$5	$—	5
Defined Benefit Plans:
Actuarial Gain (Loss)	25	6	19
Reclassification to Net Income	5	1	4
Derivative Gain (Loss) on Cash Flow Hedge	5	—	5
Total Comprehensive Income			$247

PLUM CREEK 2013 FORM 10-K | 88

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	Net Unrealized Holding Gain (Loss)	Defined Benefit Plan Actuarial Net Loss	Gain on Cash Flow Hedge	Total
December 31, 2011	$6	$(41)	$—	$(35)
Other Comprehensive Income (Loss) before Reclassifications	2	(2)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	3	—	3
December 31, 2012	$8	$(40)	$—	$(32)
Other Comprehensive Income (Loss) before Reclassifications	5	19	5	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	4	—	4
December 31, 2013	$13	$(17)	$5	$1

(A)	Amortization of actuarial gains and losses on the company's defined benefit pension plans is included in the computation of pension cost. See Note 13 of the Notes to Consolidated Financial Statements.

Cash Flow Hedge. On December 6, 2013, the company issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets (see Notes 2 and 10 of the Notes to Consolidated Financial Statements). To hedge against interest rate risk, the company entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. These transactions, which were executed prior to issuance of the installment note, are accounted for as cash flow hedges. These transactions settled on December 6, 2013, the date the installment note was issued, and the company received proceeds of $5 million that are reflected in Other Operating Activities on the Consolidated Statements of Cash Flows. The company recorded a gain of $5 million, the effective portion of the hedge, in Other Comprehensive Income. This gain will be amortized as a reduction to interest expense on the installment note over its term of ten years. The company is not a party to any other derivative arrangements.

PLUM CREEK 2013 FORM 10-K | 89

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

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2013	2012
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$181	$164
Service Cost	7	6
Interest Cost	8	8
Actuarial (Gain) Loss	(12)	11
Benefits Paid	(6)	(8)
Benefit Obligation at End of Period	$178	$181
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$128	$100
Actual Return on Plan Assets	22	16
Employer Contributions	—	20
Benefits Paid	(6)	(8)
Fair Value of Plan Assets at End of Period	144	128
Funded Status—December 31	$(34)	$(53)
Amounts Recognized in the Consolidated Balance Sheet
Other Assets	$10	$—
Other Current Liabilities	(5)	(4)
Other Liabilities	(39)	(49)
Total	$(34)	$(53)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The actuarial gain reflected in the change in benefit obligation for 2013 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2013. The actuarial loss reflected in the change in benefit obligation for 2012 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2012.

PLUM CREEK 2013 FORM 10-K | 90

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2013	2012	2013	2012
Projected Benefit Obligation	$134	$140	$44	$41
Accumulated Benefit Obligation	126	132	36	34
Plan Assets	144	128	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	40	34

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2013, the company did not make any contributions to the qualified pension plan or to its grantor trust associated with the non-qualified plans. During 2012, the company contributed $20 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the company does not expect to make any contributions during 2014 to its qualified pension plan nor to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2013	2012	2011
Service Cost	$7	$6	$6
Interest Cost	8	8	8
Expected Return on Plan Assets	(9)	(7)	(7)
Recognized Actuarial Loss	5	4	2
Total Pension Cost	$11	$11	$9

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2013	2012	2011
Net Actuarial Loss (Gain)	$(25)	$2	$31
Amortization of Net Actuarial Loss	(5)	(4)	(2)
Total (Gain) Loss Recognized in Other Comprehensive Income	$(30)	$(2)	$29
Combined Pension Cost Recognized in Comprehensive Income	$(19)	$9	$38

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2013	2012
Net Loss	$22	$52
Deferred Tax Benefit	$(6)	$(12)

During 2014, we expect $2 million of the $22 million net actuarial loss to be included as a component of our total pension cost.

PLUM CREEK 2013 FORM 10-K | 91

Table of Contents	PART II / ITEM 8

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

	December 31, 2013	December 31, 2012
Discount Rates
Annuity Distributions	5.05%	4.35%
Lump-Sum Distributions	3.80%	2.80%
Rate of Compensation Increase	3.45%	3.45%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2013	2012	2011
Discount Rate	4.35%	4.95%	5.90%
Expected Long-Term Return on Plan Assets	7.25%	7.50%	7.50%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.25% assumption as of January 1, 2013 and the 7.50% assumption as of January 1, 2012.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. There has been no change in the method for determining the market-related value of assets since the prior valuation.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the company’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2013, target allocations for the various asset classes are as follows:

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

PLUM CREEK 2013 FORM 10-K | 92

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

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2013 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	—	11
International Equity Securities	38	—	—	38
Fixed Income Securities	40	—	—	40
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	32	—	32
Fixed Income Securities	—	7	—	7
Total Investments Measured at Fair Value	$105	$39	$—	$144

PLUM CREEK 2013 FORM 10-K | 93

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of each major class of plan assets were as follows as of December 31, 2012 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	14	—	—	14
Small and Mid. Cap. Domestic Equity Securities	9	—	—	9
International Equity Securities	34	—	—	34
Fixed Income Securities	39	—	—	39
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	26	—	26
Fixed Income Securities	—	6	—	6
Total Investments Measured at Fair Value	$96	$32	$—	$128

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2013):

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

Year	Projected Benefit Payments
2014	$15
2015	14
2016	16
2017	22
2018	14
2019 through 2023	73

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2013, 2012 and 2011. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $4 million in 2013, 2012 and 2011.

PLUM CREEK 2013 FORM 10-K | 94

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. SHARE-BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan (“the Plan”) that provides for the award of shares of the company’s stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of common stock reserved and eligible for issuance. At December 31, 2013, 0.3 million shares of the 6.1 million reserved shares have been used and, therefore, 5.8 million shares remain available for future grants of common stock awards and restricted stock units or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

Prior to 2012, awards of non-qualified stock options, restricted stock, restricted stock units, and value management awards were made under a stockholder approved plan.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon the company’s performance over a three-year period measured separately against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the MSCI U.S. REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. For the value management awards granted in 2013 and 2012, no award is earned if the company's total shareholder return is below the 25th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 85th percentile. The value of an award between the 25th percentile and the 85th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100.

For the value management awards granted in 2011, no award is earned if the company’s total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 75th percentile. The value of an award between the 50th percentile and 75th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100.

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

Value management awards activity was as follows for the year ended December 31, 2013:

Units
Balance at January 1, 2013	279,200
Grants	134,463
Vested	(74,540)
Forfeitures	(7,010)
Balance at December 31, 2013	332,113

PLUM CREEK 2013 FORM 10-K | 95

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2013 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2011 to 2013	75,980	$2.7	$0.0	$15.2
2012 to 2014	123,855	$9.0	$3.2	$24.8
2013 to 2015	132,278	$9.7	$6.0	$26.5

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2011 to 2013	$35	$2.7	1st Quarter 2014
2010 to 2012	$0	$0.0	Not Earned
2009 to 2011	$0	$0.0	Not Earned
2008 to 2010	$0	$0.0	Not Earned

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

Restricted Stock Units. Under the Plan, restricted stock units may be awarded to certain directors, officers and employees of the company. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on the company’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2013, 2012 and 2011 was $47.93, $39.00 and $41.45, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

PLUM CREEK 2013 FORM 10-K | 96

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted stock unit activity was as follows for the year ended December 31, 2013:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2013	311,038	$38.65
Granted	179,295	$47.93
Vested	(112,408)	$37.70
Forfeited	(11,792)	$42.81
Balance at December 31, 2013	366,133	$43.35

The total fair value of restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $5 million, $4 million and $4 million, respectively.

Awards of Common Stock. In 2012, the company began granting awards of common stock. Under the Plan, common stock of the company may be awarded to directors, officers and employees of the company. The common stock is granted without restriction or vesting provisions. During 2013, 20,560 shares of common stock were granted/issued. The weighted-average grant date fair value of common stock awards granted for the years ended December 31, 2013 and 2012 was $48.47 and $38.93, respectively. The fair value of common stock awards is based on the closing price of Plum Creek's common stock on the date of grant. The total fair value of common stock awards that were issued during 2013 and 2012 was $1 million and $0.7 million, respectively.

Stock Options. Under the Plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the company. Each stock option granted allows the recipient the right to purchase the company’s common stock at the fair market value of the company’s common stock on the date of grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced. No stock options have been awarded since 2011.

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2013:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2013	2,917,707	$38.18
Granted	—	—
Exercised/Surrendered	(975,221)	37.62
Cancelled/Forfeited	(13,525)	37.98
Outstanding, December 31, 2013	1,928,961	$38.47	5.0	$16
Vested or Expected to Vest, December 31, 2013	1,884,787	$38.46	5.0	$15
Exercisable, December 31, 2013	1,524,709	$38.20	4.5	$13

PLUM CREEK 2013 FORM 10-K | 97

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2013	2012	2011
Proceeds from Stock Options Exercised	$37	$18	$10
Intrinsic Value of Stock Options Exercised	$12	$6	$4
Tax Benefit Related to Stock Options Exercised	$2	$1	$1

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the year ended December 31:

2011
Expected Term (years)	6
Risk-Free Interest Rate	2.7%
Volatility	40.6%
Dividend Yield	4.0%
Weighted-Average Measurement Date Fair Value	$11.60

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

No restricted stock has been granted since 2011. The weighted-average grant date fair value of restricted stock awards granted for the year ended December 31, 2011 was $41.99. The total fair value of restricted stock awards that vested during the year ended December 31, 2011 was $0.7 million. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $13 million, $13 million and $10 million for the years ended December 31, 2013, 2012, and 2011, respectively. The company recognized $2 million in tax benefits associated with share-based compensation plans in 2013, 2012, and 2011. At December 31, 2013, there was $22 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

PLUM CREEK 2013 FORM 10-K | 98

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Other Current Assets
Prepaid Expenses	$7	$8
Taxes Receivable	3	3
Notes Receivable	3	1
Deposits	2	1
	$15	$13
Other Non-Current Assets
Real Estate Development Properties	$13	$13
Unamortized Debt Issue Costs	9	11
Deposits	8	5
Notes Receivable	—	7
Qualified Pension Asset	10	—
Intangible Assets	14	—
Other	—	1
	$54	$37
Other Current Liabilities
Long-Term Incentive Compensation	$3	$—
Accrued Pension Liability	5	4
Other	2	3
	$10	$7
Other Non-Current Liabilities
Timber Obligations	$5	$5
Deferred Compensation	5	5
Long-Term Incentive Compensation	8	7
Accrued Pension Liability	39	49
Deferred Revenue	7	14
Workers’ Compensation	9	9
Other	5	2
	$78	$91

PLUM CREEK 2013 FORM 10-K | 99

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed elsewhere, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the company. See also Note 8 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving the company and its consolidated subsidiaries.

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2014 through 2023, with various renewal options by either party for periods ranging from two years to fifteen additional years.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $4 million in 2013 and $3 million in both 2012 and 2011. Additionally, the company has timber obligations related to certain timberlands where the company acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2013 (in millions):

	Operating Leases	Timber Obligations
2014	$4	$1
2015	4	—
2016	4	—
2017	3	—
2018	3	—
Thereafter	16	4
Total	$34	$5

NOTE 17. EQUITY METHOD INVESTMENTS

Real Estate Development Joint Ventures. On December 6, 2013, in connection with the MeadWestvaco timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements) the company and MeadWestvaco Corporation (“MWV”) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. MWV contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties.

An affiliate of MWV has been hired to manage the day-to-day operations of MWV-CLP. Oversight of the Class A Properties is governed by a board of directors consisting of four members of which Plum Creek has one board member. Oversight of the Class B Properties is governed by a board of directors consisting of six members of which Plum Creek has three board members. The company uses the equity method of accounting for both its Class A and Class B interests.

PLUM CREEK 2013 FORM 10-K | 100

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total purchase price for the MeadWestvaco timberlands and related assets was $1.1 billion of which $139 million was allocated to our equity method investments in MWV-CLP. Our share of the book value of MWV-CLP’s net assets as of the acquisition date was approximately $46 million. This basis difference of $93 million will be amortized (i.e., additional expense) into equity earnings (loss) in future periods as the real estate properties are sold and/or as the timber on these properties is harvested.

The company’s equity earnings for MWV-CLP were $0 for the period from December 6, 2013 to December 31, 2013. Below is summarized financial information for MWV-CLP as of December 31, 2013 and for the period December 6, 2013 to December 31, 2013 (in millions):

December 31, 2013
Balance Sheet of MWV-CLP
Current Assets	$71
Noncurrent Assets	253
Current Liabilities	10
Noncurrent Liabilities	—

Statement of Operations of MWV-CLP
Revenues	$—
Gross Profit	—
Selling, General and Administrative Expenses	1
Net Income (Loss) Allocable to Partners' Interests	(1)

Timberland Venture. In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the contribution, the company borrowed $783 million from the Timberland Venture (“Note Payable to Timberland Venture”).

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

PLUM CREEK 2013 FORM 10-K | 101

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2013, the company has recognized $40 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2013, the cumulative shortfall in allocated equity earnings is $26 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2013	2012	2011
Preferred Interest	$53	$51	$50
Common Interest	—	—	—
Amortization of Basis Difference	10	8	6
Total Equity Earnings from Timberland Venture	$63	$59	$56

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2013	2012	2011
Preferred Interest	$55	$56	$56
Common Interest	1	—	—
Total Distributions from Timberland Venture	$56	$56	$56

As of December 31, 2013 and December 31, 2012, the undistributed earnings from the Timberland Venture were $27 million and $20 million, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to the company’s 2013 Form 10-K filing.

PLUM CREEK 2013 FORM 10-K | 102

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. VARIABLE INTEREST ENTITIES

Real Estate Development Joint Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) (see Note 17 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MWV. MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. Plum Creek has committed to contribute capital of at least $48 million over the next seven years in connection with its interest in Class B Properties. Plum Creek has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million and its ongoing capital calls under the LLC agreement. Plum Creek does not intend to provide any other sources of financing for MWV-CLP.

Plum Creek is not the primary beneficiary of MWV-CLP. Plum Creek considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. MWV has the power to direct the activities of MWV-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of MWV-CLP. MWV also has the ability to control all management decisions associated with the 22,000 acres of Class A Properties through its majority representation on the board of directors for the Class A Properties and its joint control of the Class B Properties due to its equal representation on the board of directors for the Class B Properties.

The carrying amount of our investment in MWV-CLP as of December 31, 2013 is $139 million and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Joint Ventures. Our maximum exposure to loss is $139 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $48 million over the next seven years.

Timberland Venture. The Timberland Venture (see Note 17 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture generates sufficient cash from operating activities to finance its operations.

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

The carrying amount of the investment is $211 million at December 31, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $211 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK 2013 FORM 10-K | 103

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. RELATED PARTY TRANSACTIONS

The company has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 17 of the Notes to Consolidated Financial Statements.

Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Equity Earnings	$63	$59	$56
Distributions	56	56	56

In 2008, the company borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheet as Note Payable to Timberland Venture. Interest expensed and paid with respect to the Note Payable to Timberland Venture were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Interest Expense	$58	$58	$58
Interest Payments	58	58	58

As a result, the company had accrued interest payable for the Note Payable to Timberland Venture of the following at December 31 (in millions):

	2013	2012
Interest Payable (to related party)	$7	$7

The company has an equity interest in MWV-Charleston Land Partners, LLC (“MWV-CLP”), which is accounted for under the equity method of accounting. See Note 17 of the Notes to Consolidated Financial Statements. During 2013, there were no significant transactions between the company and MWV-CLP.

PLUM CREEK 2013 FORM 10-K | 104

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. SEGMENT INFORMATION

Effective December 31, 2013, the company made several minor changes to its segment reporting. The company added a new reportable segment called “Energy and Natural Resources Segment.” See below for a general description of the Energy and Natural Resources Segment’s business activities and sources of revenue. No previously reported segment amounts have been restated since in prior periods the Other Segment consisted solely of the company's energy and natural resources business activities. Beginning in 2014, in connection with the new business of providing timber and wood-fiber procurement services, the company plans to report in our Other Segment business activities associated with the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, the company plans to report in the Other Segment the equity earnings (losses) associated with the recently acquired investment in MWV-Charleston Land Partners, LLC (see Note 17 of the Notes to Consolidated Financial Statements). Also, effective December 31, 2013, the company changed the name of the “Manufactured Products Segment” to “Manufacturing Segment.”
The company is organized into five operating segments based on the nature of the business activities of each component. Each operating segment has a separate management team. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statements of Income. Intersegment Revenues are recorded at market prices, which are determined at least quarterly, and are eliminated in the consolidated results. Several operating segments have sales outside of the U.S. (see Export Revenues), but the company does not hold any long-lived foreign assets. These operating segments represent the company’s five reportable segments, which are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufacturing, and (5) Energy and Natural Resources.
The company evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the company does not produce such information internally.

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to China and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood and hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the company’s Manufacturing Segment (see Intersegment Revenues). Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Texas and Virginia. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Additionally, some logs are sold in export markets, mainly to Europe and Asia. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers, producers of oriented strand board, and producers of wood pellets for use in bioenergy. Additionally, the Southern Resources Segment leases its timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the company’s 6.8 million acres of timberlands are approximately 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the company may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise.

PLUM CREEK 2013 FORM 10-K | 105

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

Manufacturing Segment. The Manufacturing Segment consists of two lumber mills, two plywood mills, two medium density fiberboard (“MDF”) facilities in Montana and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from the Manufacturing Segment by product line were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Lumber	$95	$78	$77
Plywood	92	91	75
MDF	175	155	121
Total	$362	$324	$273

Energy and Natural Resources Segment. The Energy and Natural Resources Segment consists primarily of income derived from the company's non-timber natural resources. The Segment includes overriding royalties and related expenses in connection with the company's ownership of aggregate mineral rights. The overriding royalties are earned as the underlying aggregates are sold. These mineral rights exist at four quarries in South Carolina and four quarries in Georgia, all of which are operated by Vulcan Materials Company. The Segment also includes royalties from third-party lessees and related expenses associated with the extraction of oil, natural gas, aggregates and other minerals, and wind leases from the lands the company owns. Additionally, the Energy and Natural Resources Segment includes revenues the company earns in connection with granting oil and gas exploration rights and communication and transportation rights of way. Some of the Energy and Natural Resources Segment’s activities are conducted through the company's wholly-owned taxable REIT subsidiaries.

PLUM CREEK 2013 FORM 10-K | 106

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufacturing	Energy and Natural Resources(C)	Total(D)

2013
External Revenues	$234	$435	$286	$362	$23	$1,340
Intersegment Revenues	26	—	—	—	—	26
Export Revenues	15	6	—	29	—	50
Depreciation, Depletion and Amortization	30	65	1	16	3	115
Basis of Real Estate Sold	—	—	91	—	—	91
Other Operating Gain	—	—	—	—	1	1
Operating Income	32	108	169	43	19	371

2012
External Revenues	$224	$417	$352	$324	$22	$1,339
Intersegment Revenues	22	—	—	—	—	22
Export Revenues	19	2	—	32	—	53
Depreciation, Depletion and Amortization	26	67	1	15	1	110
Basis of Real Estate Sold	—	—	138	—	—	138
Other Operating Gain	—	—	—	—	—	—
Operating Income	20	90	187	29	19	345

2011
External Revenues	$213	$359	$301	$273	$21	$1,167
Intersegment Revenues	20	—	—	—	—	20
Export Revenues	26	—	—	25	—	51
Depreciation, Depletion and Amortization	26	51	2	13	—	92
Basis of Real Estate Sold	—	—	77	—	—	77
Other Operating Gain	—	—	—	—	2	2
Operating Income	24	74	195	15	21	329

(A)
During 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in deprecation, depletion and amortization in the consolidated financial statements.

(B)
The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $4 million in 2013, $1 million in 2012 and $1 million in 2011. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

(C)
During 2013, the company sold certain mineral reserves for a gain of $1 million. This gain is reported as Other Operating Gain in our Energy and Natural Resources Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

PLUM CREEK 2013 FORM 10-K | 107

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2011, the company received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. The payment is reported as Other Operating Gain in our Energy and Natural Resources Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2013, 2012 and 2011.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2013	2012	2011
Total Segment Operating Income	$371	$345	$329
Corporate and Other Unallocated Expenses	(73)	(65)	(55)
Other Unallocated Operating Income (Expense), net	(3)	1	1
Operating Income	295	281	275
Equity Earnings from Timberland Venture	63	59	56
Total Interest Expense, net	(141)	(140)	(139)
Loss on Extinguishment of Debt	(4)	—	—
Income before Income Taxes	$213	$200	$192

NOTE 21. SUBSEQUENT EVENTS

Quarterly Dividend. On February 4, 2014, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $78 million, which will be paid on February 28, 2014 to stockholders of record on February 14, 2014.

PLUM CREEK 2013 FORM 10-K | 108

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except per Share Amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (B)
2013
Revenues	$340	$303	$366	$331
Gross Profit	110	90	122	98
Operating Income	78	62	91	64
Net Income	56	46	72	40
Net Income per Share—Basic (A)	$0.35	$0.28	$0.44	$0.24
Net Income per Share—Diluted (A)	$0.35	$0.28	$0.44	$0.24
2012
Revenues	$337	$294	$354	$354
Gross Profit	78	81	110	127
Operating Income	50	55	79	97
Net Income	29	36	59	79
Net Income per Share—Basic (A)	$0.18	$0.22	$0.36	$0.49
Net Income per Share—Diluted (A)	$0.18	$0.22	$0.36	$0.49

(A)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

(B)
During the fourth quarter of 2013, the company prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income. See Note 10 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 109

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "1992 framework" and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 28, 2014

PLUM CREEK 2013 FORM 10-K | 110

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission "1992 framework" (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Plum Creek Timber Company, Inc., and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 28, 2014

PLUM CREEK 2013 FORM 10-K | 111

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2013, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions)	2013	2012	2011
REVENUES:
Timber	$669	$641	$572
Real Estate	286	352	301
Manufacturing	362	324	273
Energy and Natural Resources	23	22	21
Total Revenues	1,340	1,339	1,167

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	495	498	445
Real Estate	110	157	92
Manufacturing	310	286	250
Energy and Natural Resources	5	2	2
Total Cost of Goods Sold	920	943	789
Selling, General and Administrative	123	116	106
Total Costs and Expenses	1,043	1,059	895

Other Operating Income (Expense), net	(2)	1	3

Operating Income	295	281	275

Equity Earnings from Timberland Venture	63	59	56
Equity Earnings from Real Estate Development Joint Ventures	—	—	—

Interest Expense, net	83	82	81

Loss on Extinguishment of Debt	(4)	—	—

Income before Income Taxes	271	258	250

Provision (Benefit) for Income Taxes	(1)	(3)	(1)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	272	261	251

Net Income Allocable to Series T-1 Preferred Interest	(58)	(58)	(58)

Net Income Available to Common Interest Partners	$214	$203	$193

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 112

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2013	2012	2011
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$272	$261	$251

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	25	(2)	(31)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	4	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	5	2	(1)
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—
Derivative Instruments:
Gain (Loss) on Cash Flow Hedge	5	—	—
Less: Amortization of Gain Reclassified to Interest Expense	—	—	—

Other Comprehensive Income (Loss) Before Tax	40	4	(30)

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	7	1	(6)

Other Comprehensive Income (Loss) After Tax	33	3	(24)

Comprehensive Income	$305	$264	$227

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 113

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS

(In Millions)	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$433	$356
Accounts Receivable	29	22
Inventories	55	49
Deferred Tax Asset	9	5
Assets Held for Sale	92	61
Other Current Assets	15	13
	633	506

Timber and Timberlands, net	4,180	3,363
Minerals and Mineral Rights, net	298	87
Property, Plant and Equipment, net	118	127
Equity Investment in Timberland Venture	211	204
Equity Investment in Real Estate Development Joint Ventures	139	—
Deferred Tax Asset	17	21
Investment in Grantor Trusts ($45 and $39 at Fair Value in 2013 and 2012)	46	40
Other Assets	54	37
Total Assets	$5,696	$4,385

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$248
Line of Credit	467	104
Accounts Payable	24	26
Interest Payable	15	19
Wages Payable	29	29
Taxes Payable	10	9
Deferred Revenue	26	23
Other Current Liabilities	10	7
	581	465

Long-Term Debt	2,414	1,815
Other Liabilities	79	92
Total Liabilities	3,074	2,372

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,832	1,223
Total Partnership Capital	2,622	2,013
Total Liabilities and Partnership Capital	$5,696	$4,385

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 114

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

(In Millions)	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2011	$790	$1,385	$(11)	$2,164
Net Income before Allocation to Series T-1 Preferred Interest and Partners		251		251
Other Comprehensive Income			(24)	(24)
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(288)		(288)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		8		8
December 31, 2011	$790	$1,298	$(35)	$2,053
Net Income before Allocation to Series T-1 Preferred Interest and Partners		261		261
Other Comprehensive Income			3	3
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(255)		(255)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		9		9
December 31, 2012	$790	$1,255	$(32)	$2,013
Net Income before Allocation to Series T-1 Preferred Interest and Partners		272		272
Other Comprehensive Income			33	33
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(255)		(255)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		617		617
December 31, 2013	$790	$1,831	$1	$2,622

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 115

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Preferred Partnership Interest and Partners	$272	261	$251
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $4 Loss Related to Forest Fires in 2013)	119	114	96
Basis of Real Estate Sold	91	138	77
Equity Earnings from Timberland Venture	(63)	(59)	(56)
Distributions from Timberland Venture	56	56	56
Deferred Income Taxes	(3)	(3)	—
Loss on Extinguishment of Debt	4	—	—
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(8)	(8)	11
Timber Deed Acquired	(18)	(98)	(5)
Pension Plan Contributions	—	(20)	(3)
Working Capital Changes	(17)	15	(8)
Other	29	15	13
Net Cash Provided By (Used In) Operating Activities	462	411	432

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(71)	(72)	(70)
Timberlands Acquired	(81)	(18)	(89)
Minerals and Mineral Rights Acquired	(156)	(76)	(12)
Payment for Acquisition of MeadWestvaco ("MWV") Timberland Assets, net	(221)	—	—
Other	—	(1)	—
Net Cash Provided By (Used In) Investing Activities	(529)	(167)	(171)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(255)	(255)	(288)
Cash Distributions for Series T-1 Preferred Interest	(58)	(58)	(58)
Borrowings on Line of Credit	1,771	1,843	1,921
Repayments on Line of Credit	(1,408)	(2,087)	(1,739)
Proceeds from Issuance of Long-Term Debt	—	773	—
Debt Issuance Costs	(1)	(5)	—
Principal Payments and Retirement of Long-Term Debt	(513)	(353)	(95)
Capital Contributions from Parent	607	—	—
Other	1	—	—
Net Cash Provided By (Used In) Financing Activities	144	(142)	(259)

Increase (Decrease) In Cash and Cash Equivalents	77	102	2
Cash and Cash Equivalents:
Beginning of Period	356	254	252

End of Period	$433	$356	$254

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid (Received) During the Year for:
Interest - Net	$81	$78	$76
Income Taxes - Net	$(1)	$—	$—

Non-Cash Investing and Financing Activities:
Issuance of Note Payable to MWV as Consideration for Timberland Assets Acquired	$860	$—	$—

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2013 FORM 10-K | 116

Table of Contents	PART II / ITEM 8

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

At December 31, 2013, the Operating Partnership owned and managed approximately 6.8 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. In April 2013, the Operating Partnership resumed limited operations of its previously idled lumber mill. The facility was curtailed in June 2009 due to the sustained decline in lumber demand. Included in the 6.8 million acres are approximately 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Annual revenues from the Operating Partnership’s largest customer accounted for 7% of total annual revenues in 2013, 2012, and 2011. If market conditions for wood products were to deteriorate, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

Product Concentrations. Sales of the Operating Partnership’s timber and wood products are dependent upon the economic conditions of the housing, repair and remodeling, industrial, and pulp and paper industries. Sales of the Operating Partnership’s timberlands are dependent upon the general economic conditions in the United States, interest rates and the availability of buyer financing from financial institutions, not-for-profit organizations and government sources. As a result of these product concentrations, a prolonged decline in these markets could have a significant impact on the Operating Partnership’s results of operations.

Revenue Recognition. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The Operating Partnership sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut or timber deed sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 18 months or less). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer

PLUM CREEK 2013 FORM 10-K | 117

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

On occasion, we receive a portion of the real estate sale consideration in the form of a note receivable ("Credit Sales"). There were no Credit Sales during 2013, 2012 or 2011. Under these circumstances, we use the full accrual method of recognizing revenue if the buyer’s initial and continuing investment is adequate; otherwise, revenue is generally recognized under the cost recovery method or deposit method, depending on the circumstances.

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

Overriding royalties earned in connection with aggregate mineral rights are recognized as revenue when the underlying aggregates are sold and the Operating Partnership is entitled to its share of the gross selling price. Additionally, royalties from aggregates leases and oil and gas leases are recognized as revenue when the underlying minerals are sold and the Operating Partnership is entitled to its share of the gross selling price. Generally, the mineral owners and lessees make payments to the Operating Partnership based on a percentage of the gross sales price of the minerals they sell. For overriding royalty and lease agreements with varying royalty percentages, revenue recognition is based on the relative-selling-price method, which may result in the deferral of revenue to future periods.

Also, included within oil and gas royalties are lease bonus payments, which are typically paid upon the execution of a lease. Lease bonus payments are initially recorded as deferred revenue and are generally recognized as revenue over the period the lessee is entitled to explore for oil and gas. Certain of the Operating Partnership's leases are also subject to minimum annual payments. In some cases, lessees must make minimum annual or quarterly payments which are generally recoupable over certain time periods. These minimum payments are recorded as deferred revenue when received. The deferred revenue attributable to the minimum payment is recognized as royalty revenue when the lessee recoups the minimum payment through production. The deferred revenue is also recognized as revenue upon the expiration of the lessee’s ability to recoup the payments.

PLUM CREEK 2013 FORM 10-K | 118

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds.

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million at December 31, 2013 and $0.3 million at December 31, 2012. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

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

Minerals and Mineral Rights. The Operating Partnership purchased coal assets as part of the business acquisition completed on December 6, 2013. See Note 2 of the Notes to Consolidated Financial Statements. These assets were

PLUM CREEK 2013 FORM 10-K | 119

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

recorded at their fair value as of the date of acquisition. The coal assets are depleted using the units-of-production method, based on estimated recoverable reserves.
Mineral rights are stated at cost less accumulated depletion. The Operating Partnership capitalizes the cost of obtaining mineral rights. These costs are charged against income (depletion expense) as we recognize royalty income from the sale of the products extracted from the quarries. Depletion rates are determined annually based on the relationship between the net carrying value of the mineral rights over the estimated remaining tons of mineral reserves.
Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 6.8 million acres of timberlands are approximately 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $13 million at both December 31, 2013 and 2012. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

Larger and more complicated projects needing more invested capital may be developed through third party ventures. These projects have a longer timeframe and are not expected to be sold in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands were $36 million and $34 million at December 31, 2013 and December 31, 2012, respectively, and are included in Timber and Timberlands as they are still managed for timber operations.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $92 million at December 31, 2013 and $61 million at December 31, 2012. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

Accounting for Equity Method Investments. On December 6, 2013, in conjunction with its purchase of timberlands from MeadWestvaco Corporation ("MWV"), the Operating Partnership and MWV formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the Operating Partnership made a capital contribution, in cash, of $152 million and MWV contributed real estate development properties. The Operating Partnership accounts for this interest under the equity method of accounting. Joint venture earnings are recognized as Equity Earnings from Real Estate Development Joint Ventures in the Consolidated Statements of Income. See Note 15 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 120

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The Operating Partnership accounts for these interests under the equity method of accounting. Earnings are recognized as Equity Earnings from Timberland Venture in our Consolidated Statements of Income. See Note 15 of the Notes to Consolidated Financial Statements.

Accounting for Unconsolidated Real Estate Joint Venture Arrangement. Under the terms of a joint venture arrangement entered into in 2006, the Operating Partnership received proceeds in connection with the sale of land to the joint venture and will receive additional contingent consideration as parcels of land are sold by the joint venture to third parties. Real estate revenue was recognized under the cost recovery method in connection with the sale of land to this joint venture. Under the cost recovery method, no profit is recognized until cash received from the buyer exceeds the book basis in the property sold. Proceeds in connection with the sale of land to the joint venture are recognized as Real Estate Revenue.

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $24 million, $22 million, and $20 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Grantor Trusts. The Operating Partnership has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 9 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

The Operating Partnership maintains another grantor trust, which the Operating Partnership uses to fund its non-qualified pension plan obligation. See Notes 9 and 11 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the Operating Partnership’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

Shipping and Handling Costs. Costs incurred for the transportation of timber and manufactured products are included in Cost of Goods Sold.

PLUM CREEK 2013 FORM 10-K | 121

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The Black-Scholes-Merton option pricing model is used to value Plum Creek stock options and the grant date fair values (the closing market price for Plum Creek’s common stock) are used to value other Plum Creek stock awards of restricted stock, restricted stock units, and common stock. Share-based awards that are classified and accounted for as liabilities also may be granted to any officer, director, employee, consultant, or advisor of the Operating Partnership. These awards are valued using a Monte Carlo simulation.

Other Operating Income. Periodically the Operating Partnership will recognize gains and losses from miscellaneous asset sales, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 18 of the Notes to Consolidated Financial Statements.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2013 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements

Presentation of Items Reclassified from Accumulated Other Comprehensive Income (AOCI). In 2013, the FASB issued new guidance requiring entities to disclose in a single location (either on the face of the income statement or in the footnotes) the effects of reclassifications out of AOCI. For items reclassified out of AOCI and into net income in their entirety, such as realized gains or losses on the Operating Partnership's available-for-sale securities, entities must disclose the effect of the reclassification on each affected net income item. For AOCI reclassification items not reclassified in their entirety into net income, such as amortization of the actuarial net loss on the Operating Partnership's defined benefit pension plans, entities must provide a cross reference to the notes in other disclosures that already provide information about those amounts. The new guidance is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The adoption did not have a material impact on the Operating Partnership's financial position, results of operations or cash flows. See Note 10 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 122

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. BUSINESS ACQUISITION

On December 6, 2013 ("the Acquisition Date"), the Operating Partnership acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV") for $869 million. Certain minerals and wind power leases associated with the timberlands were also acquired for $65 million. The acquisition of the timberlands and related minerals and wind power leases ($934 million) was funded by an $860 million installment note payable and by $74 million in cash. In addition, the Operating Partnership and MWV formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the Operating Partnership made a capital contribution, in cash, of $152 million and MWV contributed real estate development properties with an agreed-upon value of $531 million. The total purchase price for the MWV timberland assets, including amounts contributed to MWV-Charleston Land Partners, LLC, was $1.1 billion, which consisted of $226 million in cash ($221 million cash after considering post-closing adjustments) and an installment note payable of $860 million.

Prior to closing the acquisition, Plum Creek issued 13,915,000 shares of common stock on November 4, 2013. The net proceeds of $607 million from the equity offering were contributed by Plum Creek to the Operating Partnership and were used to pay the cash portion of the acquisition and the acquisition related transaction costs, with the balance used to repay $376 million of outstanding debt obligations of the Operating Partnership.

MWV-Charleston Land Partners, LLC ("MWV-CLP") consists of 109,000 acres of high-value rural lands and development-quality lands near Charleston, South Carolina. The Operating Partnership owns a 50% interest in 87,000 acres of high-value lands (agreed upon value of $279 million) for which MWV-CLP will pursue an entitlement and development strategy over the next several years. In addition, the Operating Partnership owns a 5% interest in approximately 22,000 acres of residential, commercial and industrial properties (agreed upon value of $252 million) that are actively being developed in the same market. An affiliate of MWV has been hired to manage the operations of MWV-CLP.

The acquisition of the MWV timberlands and related assets complements the Operating Partnership's existing ownership in the Southern U.S. and is expected to increase annual timber harvest volumes by nearly 3 million tons over the next five years. The timberlands, which have a long history of excellent forest management, are commingled with the Operating Partnership's existing timberlands and are located in attractive markets where the Operating Partnership would like to further expand its presence. Additionally, all of the timberlands acquired are certified under the SFISM program. The equity investment in MWV-CLP expands the Operating Partnership's portfolio of high-value rural timberlands, an asset for which the Operating Partnership has experience maximizing values.

The Operating Partnership has accounted for the acquisition as a purchase business combination. Under the purchase method, the assets of MWV that are being acquired, along with the Operating Partnership's equity investment in MWV-CLP, were recorded as of the Acquisition Date at their respective fair values. The Operating Partnership's investment in MWV-CLP will be accounted for under the equity method of accounting. See Note 15 of the Notes to Consolidated Financial Statements. Management considers the purchase price allocation to be preliminary, subject to the finalization of the valuation report and review of certain operating agreements obtained in the acquisition.   Although management does not believe significant changes will occur, the identifiable assets and liabilities could change pending the finalization of these procedures.

PLUM CREEK 2013 FORM 10-K | 123

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes the assets acquired as of the acquisition date at fair value (in millions):

Assets Acquired:	Fair Value
Timber and Logging Roads	$517
Timberlands	352
Minerals and Mineral Rights	57
Property, Plant and Equipment	1
Equity Method Investments	139
Intangible Assets	15
Deferred Tax Assets	4
Total Assets Acquired	$1,085

Intangible Assets. The following table summarizes the purchased intangible assets subject to amortization (in millions):

Description	Fair Value	Amortization Period (in years) (B)
Acquired Wind Leases	$10	20
Acquired Land Leases(A)	7	10
Fiber Supply Agreement	5	10
Total Intangible Assets Acquired	$22

(A)
The acquired land leases are associated with the acquired minerals and are included in Minerals and Mineral Rights, net on both the preceding Assets Acquired table and on the Consolidated Balance Sheets.

(B)	The amortization method for the purchased intangible assets approximates straight-line.

Acquisition Costs. The Operating Partnership recognized approximately $5 million of acquisition related costs that were expensed during 2013. These costs are included within Selling, General and Administrative Expenses in the Consolidated Statements of Income.

Actual and Pro Forma Impact of the Acquisition. The amount of revenue and net income included in the Operating Partnership's Consolidated Statements of Income from the Acquisition Date to December 31, 2013 are as follows (in millions):

Revenue	$3
Net Income	$—

The unaudited pro forma results presented below include the effects of the acquisition, including the share issuance, capital contribution from Plum Creek, and debt repayments discussed above, as if it had been consummated as of January 1, 2012. In addition to the historical revenues and expenses of the acquisition, the pro forma results include adjustments to conform the acquisition's timber depletion to the Operating Partnership's accounting method. Pro forma adjustments have been made for interest expense, including the note payable to finance the acquisition and the debt repaid following the capital contribution from Plum Creek. Pro forma adjustments include the elimination of substantially all of the historical income tax expense due primarily to Plum Creek's status as a REIT. Finally, pro forma adjustments have been made for mineral depletion and logging road depreciation, and for the equity earnings/(losses) that would have resulted from the Operating Partnership's equity method investment in MWV-CLP. No pro forma adjustments were made for timberland sales by MWV since the acres sold were not acquired by the Operating Partnership and

PLUM CREEK 2013 FORM 10-K | 124

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were not included in the purchase price allocation. As a result, pro forma results for 2012 include revenue of $99 million and related cost of sales of $18 million from the sale of approximately 49,000 acres, and for 2013, pro forma results include revenue of $87 million and related cost of sales of $12 million from the sale of approximately 41,000 acres by MWV. The operating margin for future timberland sales from the acquisition is expected to be substantially lower than MWV's historical operating margin as a result of allocating a portion of the purchase price to timber and timberlands. The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

	2013	2012
Pro Forma Revenue	$1,491	$1,513
Pro Forma Net Income	$253	$238

NOTE 3. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Raw Materials (primarily logs)	$9	$9
Work-In-Process	2	2
Finished Goods	30	24
	41	35
Supplies	14	14
Total	$55	$49

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Timber and Logging Roads, net	$2,630	$2,169
Timber Deeds, net	95	92
Timberlands	1,455	1,102
Timber and Timberlands, net	$4,180	$3,363

Timber and Timberlands. During 2013, the Operating Partnership acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV") for $869 million. This acquisition was accounted for as a business combination and is described in Note 2 of the Notes to Consolidated Financial Statements.

Also during 2013, the Operating Partnership acquired approximately 50,000 acres of timberlands primarily located in Georgia and Alabama for a total of $81 million. These purchases were financed primarily from the Operating Partnership's line of credit and have been accounted for as asset acquisitions. Timberland dispositions during 2013

PLUM CREEK 2013 FORM 10-K | 125

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were approximately 168,000 acres, of which 66,000 acres were located in the Northern Resources Segment and 102,000 acres were located in the Southern Resources Segment.

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

Timber Deeds. In March 2013, the Operating Partnership purchased a timber deed in the Southern Resources Segment for $18 million, which encompassed approximately 0.9 million tons of standing timber and expires in 2020. In January 2012, the Operating Partnership purchased a timber deed in the Southern Resources Segment for $103 million, $5 million of which was paid as a deposit in December 2011. This timber deed encompassed approximately 4.7 million tons of standing timber and has an eight-year term.

The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed. The Operating Partnership reflects the purchase price of timber deeds in the Consolidated Statements of Cash Flows as outflows under Cash Provided by Operating Activities.

Impairments. The Operating Partnership’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2013, the book basis of real estate held for sale was $92 million and was $61 million as of December 31, 2012. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Impairment Losses	$4	$—	$1
Book Basis of Property	$37	$4	$7

The fair values of the impaired assets were primarily determined based on external appraisals and an offer received from a third party. See Note 9 of the Notes to Consolidated Financial Statements.

NOTE 5. MINERALS AND MINERAL RIGHTS

Minerals and Mineral Rights consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Minerals, net	$60	$11
Mineral Rights, net	$238	$76
Minerals and Mineral Rights, net	$298	$87

PLUM CREEK 2013 FORM 10-K | 126

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Minerals. In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013 (see Note 2 of the Notes to Consolidated Financial Statements), the Operating Partnership acquired certain proven and probable coal reserves along with related surface leases. The coal reserves had an acquisition date fair value of $50 million, and the surface leases had an acquisition date fair value of $7 million. Depletion expense associated with the minerals owned by the Operating Partnership was approximately $1 million for the year ended December 31, 2013. The value of the surface leases is included in the above table under Mineral Rights, net and is expected to be amortized on a straight-line basis over the next ten years.

Mineral Rights. In September 2013, the Operating Partnership acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. The Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire after 38 years. The Operating Partnership estimates that annual depletion expense related to these mineral rights will be approximately $4 million a year for each of the next five years.

On December 31, 2012, the Operating Partnership acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. The Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire after 40 years. The Operating Partnership estimates that annual depletion expense related to these mineral rights will be approximately $2 million a year for each of the next five years.

The Operating Partnership's overriding royalty percentage associated with the 255 million tons of aggregate reserves and 144 million tons of aggregate reserves declines after five years and declines further after ten years. The Operating Partnership treats each year under the royalty arrangement as a separate unit of account. Based on projected sales volume over the term of the arrangements, the Operating Partnership estimates a weighted-average overriding royalty percentage. The Operating Partnership recognizes revenue based on the weighted-average overriding royalty percentage and records deferred revenue for overriding royalties received in excess of the weighted-average percentage.

Depletion expense associated with the above mineral rights was approximately $2 million for the year ending December 31, 2013.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Land, Buildings and Improvements	$91	$88
Machinery and Equipment	323	318
	414	406
Accumulated Depreciation	(296)	(279)
Property, Plant and Equipment, net	$118	$127

PLUM CREEK 2013 FORM 10-K | 127

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INCOME TAXES

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% (directly and indirectly) to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The book basis of Plum Creek’s assets and liabilities exceeds its tax basis by approximately $1.7 billion at December 31, 2013.

The Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, and the development and/or sale of some of the Operating Partnership's higher value timberlands. Additionally, in connection with the December 6, 2013, MeadWestvaco timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements), the proven and probable coal reserves, along with the Operating Partnership's investment in MWV-Charleston Land Partners, LLC, are held through a taxable REIT subsidiary. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT.

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

The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2013, 2012 and 2011, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2013, and December 31, 2012, the Operating Partnership had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2013	2012	2011
Current Income Taxes:
Federal	$—	$—	$—
State	—	—	(2)
Deferred Income Taxes:
Federal	(1)	(3)	—
State	—	—	—
Benefit from Operating Loss Carryforward	(1)	(1)	(7)
Change to Valuation Allowance	1	1	8
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$(3)	$(1)

PLUM CREEK 2013 FORM 10-K | 128

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2013	2012	2011
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$75	$70	$67
REIT Income not Subject to Federal Tax	(69)	(66)	(68)
Change to Valuation Allowance	1	1	8
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(1)	(6)
Tax Audit Settlements	—	—	1
Permanent Book-Tax Differences	(7)	(7)	(3)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(1)	$(3)	$(1)

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.
Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2013	2012	2011
Income from Continuing Operations	$(1)	$(3)	$(1)
Other Comprehensive Income	7	1	(6)
Additional Paid-In Capital (Share-Based Compensation)	(1)	—	—
Total Income Tax Provision (Benefit)	$5	$(2)	$(7)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2013	2012
Deferred Income Tax Assets:
Federal and State Net Operating Loss Carryforwards	$13	$19
Accrued Compensation	9	9
Accrued Pension Benefits	9	14
Timber and Timberlands	13	11
Accrued Workers' Compensation Benefits	4	4
Other Accruals and Reserves	7	1
Valuation Allowance	(10)	(9)
	45	49
Deferred Income Tax Liabilities:
Machinery and Equipment	(19)	(23)
	(19)	(23)
Deferred Income Tax Asset, net	$26	$26

The Operating Partnership has federal net operating loss carryforwards for its taxable REIT subsidiaries of $10 million at December 31, 2013. The Operating Partnership has state net operating loss carryforwards for its taxable REIT

PLUM CREEK 2013 FORM 10-K | 129

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subsidiaries of $221 million at December 31, 2013, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the Operating Partnership files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The Operating Partnership's combined federal and state net operating loss carryforward deferred income tax asset is $13 million at December 31, 2013. The net operating loss carryfowards will begin to expire in 2028.

At December 31, 2013, the Operating Partnership had a valuation allowance of $10 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related primarily to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Operating Partnership has recorded gross deferred tax assets of $61 million (net of a $10 million valuation allowance) and $65 million (net of a $9 million valuation allowance) as of December 31, 2013 and December 31, 2012, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2013	2012
Current Deferred Income Tax Asset	$9	$5
Non Current Deferred Income Tax Asset	17	21
Deferred Income Tax Asset, net	$26	$26

As of December 31, 2013 and December 31, 2012, Plum Creek did not have any liabilities for unrecognized tax benefits. We believe the statute of limitations for tax assessments has expired for all tax years prior to 2008. Plum Creek continues to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

Plum Creek's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to the Plum Creek's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. Plum Creek has filed a protest with IRS Appeals.

If the IRS's position is upheld on administrative or judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, Plum Creek could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. Plum Creek expects that as much as 80% of any such distribution could be made with Plum Creek's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. Plum Creek would also be required to pay interest, which could be substantial, and, if applicable, penalties.

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

PLUM CREEK 2013 FORM 10-K | 130

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. BORROWINGS

Outstanding borrowings of the Operating Partnership, all of which are unsecured, consist of the following (in millions):

	December 31, 2013	December 31, 2012
Line of Credit maturing 2019, 1.37% at 12/31/13, based on LIBOR plus 1.25%	$467	$104
Term Credit Agreement due 2019, 1.66% at 12/31/13, based on LIBOR plus 1.50%.	225	450
Senior Notes due 2013, 6.18%	—	174
Senior Notes due 2013, 7.76% less unamortized discount of $0.1 at 12/31/12, effective rate of 8.05%	—	72
Senior Notes due 2015, 5.875% less unamortized discount of $1.7 at 12/31/13, effective rate of 6.10%	438	456
Senior Notes due 2016, mature serially 2013 to 2016, 8.05%	—	14
Senior Notes due 2021, 4.70% less unamortized discount of $0.3 at 12/31/13, effective rate of 4.71%	568	575
Senior Notes due 2023, 3.25% less unamortized discount of $2.4 at 12/31/13, effective rate of 3.34%	323	322
Installment Note Payable due 2023, 5.207%	860	—
Total Long-Term Debt	2,881	2,167
Less: Current Portion of Long-Term Debt	—	248
Less: Line of Credit	467	104
Long-Term Portion	$2,414	$1,815

Line of Credit. On November 8, 2013, the Operating Partnership amended its $700 million revolving line of credit agreement which extended the maturity to January 15, 2019. The weighted-average interest rate for the borrowings on the line of credit was 1.37% and 1.43% as of December 31, 2013 and December 31, 2012, respectively. The interest rate on the line of credit is based on LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2013, we had $467 million of borrowings and $1 million of standby letters of credit outstanding; $232 million remained available for borrowing under our line of credit. As of January 2, 2014, $416 million of the borrowings under our line of credit was repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2013 because the Operating Partnership used a portion of its cash as of December 31, 2013 to repay the line.

Term Credit Agreement. On November 4, 2013, Plum Creek Timber Company, Inc. issued common stock and used the proceeds to make a contribution to the Operating Partnership of $607 million. The Operating Partnership used a portion of the contribution to repay $225 million in principal on the $450 million term credit agreement. The interest rate on the term credit agreement was 1.66% and 1.71% as of December 31, 2013 and 2012, respectively. The term credit agreement matures on April 3, 2019. The interest rate on the term credit agreement is based on LIBOR plus 1.50%.

The Operating Partnership receives patronage refunds under the term credit agreement. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2013 and 2012. The Operating Partnership received approximately $2 million in patronage distributions during 2013 that were earned during 2012. The Operating Partnership earned approximately $3 million of patronage distributions during 2013. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit.

PLUM CREEK 2013 FORM 10-K | 131

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. During 2013, the Operating Partnership repaid all of its privately placed borrowings with various lenders ("Private Debt"). See Debt Principal Payments below for a discussion of these repayments.

As of December 31, 2013, the Operating Partnership had publicly issued and outstanding approximately $1.3 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $117 million at December 31, 2013 and $242 million at December 31, 2012.

Senior Notes outstanding, including unamortized discount, consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Senior Notes
Public Debt	$1,329	$1,353
Private Debt	—	260
Total Senior Notes	$1,329	$1,613

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

Installment Note Payable. On December 6, 2013, the Operating Partnership issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets (see Note 2 of the Notes to Consolidated Financial Statements). Following the acquisition, MWV CDLM pledged the installment note to the banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. The Operating Partnership expects to receive patronage refunds under the installment note of approximately 0.64% annually. To hedge against interest rate risk, the Operating Partnership entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. See Note 10 of the Notes to Consolidated Financial Statements. The forward treasury lock transactions were settled upon issuance of the installment note and the Operating Partnership recorded a gain of $5 million in Other Comprehensive Income which will be amortized as a reduction to interest expense over the term of the installment note. After giving effect to the expected patronage payments and the treasury lock transactions, the Operating Partnership's effective net interest rate is expected to be approximately 4.5%.

During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The installment note matures on December 6, 2023, but may be extended at the request of the holder if the Operating Partnership at the time of the request intends to refinance all or a portion of the installment note for a term of five years or more. The installment note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption. The installment note is subject to covenants similar to those of our revolving line of credit and term credit agreement.

PLUM CREEK 2013 FORM 10-K | 132

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2013	2012
Public Debt	$24	$—
Private Debt	260	3
Term Credit Agreement	225	350
Total	$509	$353

During 2013, the Operating Partnership prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2013 (in millions):

Maturity	Debt Agreements
2014	$—
2015	439
2016	—
2017	—
2018	—
Thereafter	2,446
Total	$2,885

Debt Covenants. The Operating Partnership's debt agreements contain various restrictive covenants, including requiring that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership’s term loan, revolving line of credit and installment note payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. The Operating Partnership was in compliance with all of its borrowing agreement covenants as of December 31, 2013.

PLUM CREEK 2013 FORM 10-K | 133

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

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

	Balance at December 31, 2012	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$354	$354
Available-for-Sale Securities (B)	34	34
Trading Securities (B)	5	5
Total	$393	$393

(A)
Consists of several money market funds and is included in the $433 million and $356 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012. At December 31, 2013, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations. As of December 31, 2013, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 10 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2013 FORM 10-K | 134

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013 and 2012. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Private Debt (B)	—	—	—	—	—
Term Credit Agreement (C)	225	—	225	—	225
Line of Credit (D)	467	—	467	—	467
Installment Note Payable (E)	860	—	845	—	845
Total Debt	$2,881	$—	$2,898	$—	$2,898

		Fair Value at December 31, 2012
	Carrying Amount at December 31, 2012	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,353	$—	$1,465	$—	$1,465
Private Debt (B)	260	—	266	—	266
Term Credit Agreement (C)	450	—	450	—	450
Line of Credit (D)	104	—	104	—	104
Installment Note Payable (E)	—	—	—	—	—
Total Debt	$2,167	$—	$2,285	$—	$2,285

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)
Fair value of the Operating Partnership's Private Debt (Senior Notes with various maturities and fixed interest rates which are privately placed with various lenders) is estimated using market quotes for the Operating Partnership's Public Debt adjusted for the different maturities and an illiquidity premium. The Private Debt was repaid during the fourth quarter of 2013. See Note 8 of the Notes to Consolidated Financial Statements.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(D)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(E)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

PLUM CREEK 2013 FORM 10-K | 135

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. The Operating Partnership’s fair value measurements of its assets and liabilities, measured on a nonrecurring basis, are categorized as Level 3 measurements under the fair value hierarchy in the Accounting Standards Codification. A Level 3 valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Summarized below are the Level 3 assets reported in the Operating Partnership's financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31 (in millions):

	2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$37	$37	$(4)
Total			$(4)

(A)
During 2013, timberlands held for sale for three different properties with a carrying value totaling $41 million were written down to their fair value (net of estimated selling costs) of $37 million, resulting in a loss of $4 million, which was included in earnings for the year ended December 31, 2013. The fair value for two of the properties was based on external appraisals which were derived from a combination of comparable sales and discounted future cash flows. The discounted future cash flows were based on estimated future timber prices and operating expenses. The fair value for the remaining property was based on an offer received by the Operating Partnership from a third party.

There were no material fair value measurements of assets or liabilities measured on a nonrecurring basis during the year ended December 31, 2012. See Note 4 of the Notes to Consolidated Financial Statements.

NOTE 10. PARTNERS' CAPITAL

During 2008, PC Ventures I, LLC (“PC Ventures”), a 100% wholly-owned subsidiary of Plum Creek Timber Company, Inc., borrowed $783 million from an entity in which a subsidiary of the Operating Partnership has an equity interest (the Timberland Venture). See Note 15 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest in the Operating Partnership (“Series T-1 Preferred Interest”). The Operating Partnership has no ownership interest in PC Ventures.

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

On November 4, 2013, Plum Creek completed an equity offering, resulting in the issuance of 13.9 million shares of common stock for net proceeds of $607 million. Following the equity offering, Plum Creek made a $607 million capital contribution to the Operating Partnership. The proceeds from this capital contribution were used by the Operating Partnership to pay the cash portion of the timberland acquisition from MeadWestvaco Corporation and the acquisition related transaction fees, with the balance used to pay down approximately $376 million of the Operating Partnership’s outstanding debt. See Notes 2 and 8 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 136

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans, unrealized gains and losses on available-for-sale securities and a gain for the effective portion of a derivative transaction designated as a cash flow hedge. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2011
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$251
Unrealized Holding Gains (Losses)	$(1)	$—	(1)
Defined Benefit Plans:
Actuarial Gain (Loss)	(31)	(6)	(25)
Reclassification to Net Income	2	—	2
Total Comprehensive Income			$227
December 31, 2012
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$261
Unrealized Holding Gains (Losses)	$2	$—	2
Defined Benefit Plans:
Actuarial Gain (Loss)	(2)	—	(2)
Reclassification to Net Income	4	1	3
Total Comprehensive Income			$264
December 31, 2013
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$272
Unrealized Holding Gains (Losses)	$5	$—	5
Defined Benefit Plans:
Actuarial Gain (Loss)	25	6	19
Reclassification to Net Income	5	1	4
Derivative Gain (Loss) on Cash Flow Hedge	5	—	5
Total Comprehensive Income			$305

PLUM CREEK 2013 FORM 10-K | 137

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	Net Unrealized Holding Gain (Loss)	Defined Benefit Plan Actuarial Net Loss	Gain on Cash Flow Hedge	Total
December 31, 2011	$6	$(41)	$—	$(35)
Other Comprehensive Income (Loss) before reclassifications	2	(2)	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	3	—	3
December 31, 2012	$8	$(40)	$—	$(32)
Other Comprehensive Income (Loss) before reclassifications	5	19	5	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	4	—	4
December 31, 2013	$13	$(17)	$5	$1

(A)    Amortization of actuarial gains and losses on the Operating Partnership’s defined benefit pension plans is included in the computation of pension cost. See Note 11 of the Notes to Consolidated Financial Statements.

Cash Flow Hedge. On December 6, 2013, the Operating Partnership issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets (see Notes 2 and 8 of the Notes to Consolidated Financial Statements). To hedge against interest rate risk, the Operating Partnership entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. These transactions, which were executed prior to issuance of the installment note, are accounted for as cash flow hedges. These transactions settled on December 6, 2013, the date the installment note was issued, and the Operating Partnership received proceeds of $5 million that are reflected in Other Operating Activities on the Consolidated Statements of Cash Flows. The Operating Partnership recorded a gain of $5 million, the effective portion of the hedge, in Other Comprehensive Income. This gain will be amortized as a reduction to interest expense on the installment note over its term of ten years. The Operating Partnership is not a party to any other derivative arrangements.

NOTE 11. EMPLOYEE PENSION AND RETIREMENT PLANS

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

PLUM CREEK 2013 FORM 10-K | 138

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2013	2012
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$181	$164
Service Cost	7	6
Interest Cost	8	8
Actuarial (Gain) Loss	(12)	11
Benefits Paid	(6)	(8)
Benefit Obligation at End of Period	$178	$181
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$128	$100
Actual Return on Plan Assets	22	16
Employer Contributions	—	20
Benefits Paid	(6)	(8)
Fair Value of Plan Assets at End of Period	144	128
Funded Status—December 31	$(34)	$(53)
Amounts Recognized in the Consolidated Balance Sheet
Other Assets	$10	$—
Other Current Liabilities	(5)	(4)
Other Liabilities	(39)	(49)
Total	$(34)	$(53)

Note: The Benefit Obligation reflects both the qualified and non-qualified (supplemental) plans while the Plan Assets reflects only the qualified plan. The actuarial gain reflected in the change in benefit obligation for 2013 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2013. The actuarial loss reflected in the change in benefit obligation for 2012 is due primarily to a change in the interest rate assumptions for measuring our pension liabilities as of December 31, 2012.

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2013	2012	2013	2012
Projected Benefit Obligation	$134	$140	$44	$41
Accumulated Benefit Obligation	126	132	36	34
Plan Assets	144	128	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	40	34
Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2013, the Operating Partnership did not make any contributions to the qualified pension plan or to its grantor trust associated with the non-qualified plans. During 2012, the Operating Partnership contributed $20 million to the qualified pension plan and did not make any contributions to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the Operating Partnership does not expect to make any contributions during 2014 to its qualified pension plan nor to its grantor trust associated with the non-qualified plans.

PLUM CREEK 2013 FORM 10-K | 139

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2013	2012	2011
Service Cost	$7	$6	$6
Interest Cost	8	8	8
Expected Return on Plan Assets	(9)	(7)	(7)
Recognized Actuarial Loss	5	4	2
Total Pension Cost	$11	$11	$9

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2013	2012	2011
Net Actuarial Loss (Gain)	$(25)	$2	$31
Amortization of Net Actuarial Loss	(5)	(4)	(2)
Total (Gain) Loss Recognized in Other Comprehensive Income	$(30)	$(2)	$29
Combined Pension Cost Recognized in Comprehensive Income	$(19)	$9	$38

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2013	2012
Net Loss	$22	$52
Deferred Tax Benefit	$(6)	$(12)

During 2014, we expect $2 million of the $22 million net actuarial loss to be included as a component of our total pension cost.

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

	December 31, 2013	December 31, 2012
Discount Rates
Annuity Distributions	5.05%	4.35%
Lump-Sum Distributions	3.80%	2.80%
Rate of Compensation Increase	3.45%	3.45%

PLUM CREEK 2013 FORM 10-K | 140

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2013	2012	2011
Discount Rate	4.35%	4.95%	5.90%
Expected Long-Term Return on Plan Assets	7.25%	7.50%	7.50%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.25% assumption as of January 1, 2013 and the 7.50% assumption as of January 1, 2012.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. There has been no change in the method for determining the market-related value of assets since the prior valuation.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the Operating Partnership’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2013, target allocations for the various asset classes are as follows:

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

PLUM CREEK 2013 FORM 10-K | 141

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2013 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	—	11
International Equity Securities	38	—	—	38
Fixed Income Securities	40	—	—	40
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	32	—	32
Fixed Income Securities	—	7	—	7
Total Investments Measured at Fair Value	$105	$39	$—	$144

The fair values of each major class of plan assets were as follows as of December 31, 2012 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money Market Funds	$—	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	14	—	—	14
Small and Mid. Cap. Domestic Equity Securities	9	—	—	9
International Equity Securities	34	—	—	34
Fixed Income Securities	39	—	—	39
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	26	—	26
Fixed Income Securities	—	6	—	6
Total Investments Measured at Fair Value	$96	$32	$—	$128

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2013):

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

PLUM CREEK 2013 FORM 10-K | 142

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2014	$15
2015	14
2016	16
2017	22
2018	14
2019 through 2023	73

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2013, 2012 and 2011. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $4 million in 2013, 2012 and 2011.

NOTE 12. SHARE–BASED COMPENSATION PLANS

All of Plum Creek’s activities are conducted through the Operating Partnership, therefore all share-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

Plum Creek Timber Company, Inc. has a stockholder approved Stock Incentive Plan ("the Plan") that provides for the award of shares of Plum Creek stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2013, 0.3 million shares of the 6.1 million reserved shares have been used and, therefore, 5.8 million shares remain available for future grants of common stock awards and restricted stock units or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

Prior to 2012, awards of non-qualified stock options, restricted stock, restricted stock units, and value management awards were made under a stockholder approved plan.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon Plum Creek’s performance over a three-year period measured separately against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the MSCI U.S. REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. For the value management awards granted in 2013 and 2012, no award is earned if Plum Creek’s total shareholder return is below the 25th percentile of the peer group. The full value management award is earned if Plum Creek’s total shareholder return is above the 85th percentile. The value of an award between the 25th percentile and the 85th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100.

PLUM CREEK 2013 FORM 10-K | 143

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the value management awards granted in 2011, no award is earned if Plum Creek's total shareholder return is below the 50th percentile of the peer group. The full value management award is earned if Plum Creek's total shareholder return is above the 75th percentile. The value of an award between the 50th percentile and 75th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100.

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

Value management awards activity was as follows for the year ended December 31, 2013:

Units
Balance at January 1, 2013	279,200
Grants	134,463
Vested	(74,540)
Forfeitures	(7,010)
Balance at December 31, 2013	332,113

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2013 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2011 to 2013	75,980	$2.7	$0.0	$15.2
2012 to 2014	123,855	$9.0	$3.2	$24.8
2013 to 2015	132,278	$9.7	$6.0	$26.5

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2011 to 2013	$35	$2.7	1st Quarter 2014
2010 to 2012	$0	$0.0	Not Earned
2009 to 2011	$0	$0.0	Not Earned
2008 to 2010	$0	$0.0	Not Earned

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

PLUM CREEK 2013 FORM 10-K | 144

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

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2013, 2012 and 2011 was $47.93, $39.00 and $41.45, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2013:

	Units	Weighted- Average Grant Date Fair Value
Balance at January 1, 2013	311,038	$38.65
Granted	179,295	$47.93
Vested	(112,408)	$37.70
Forfeited	(11,792)	$42.81
Balance at December 31, 2013	366,133	$43.35

The total fair value of restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was approximately $5 million, $4 million and $4 million, respectively.

Awards of Common Stock. In 2012, Plum Creek began granting awards of common stock. Under the Plan, common stock of Plum Creek Timber Company, Inc. may be awarded to directors, officers and employees of the Operating Partnership. The common stock is granted without restriction or vesting provisions. During 2013, 20,560 shares of Plum Creek common stock were granted/issued. The weighted-average grant date fair value of common stock awards granted for the years ended December 31, 2013 and 2012 was $48.47 and $38.93, respectively. The fair value of common stock awards is based on the closing price of Plum Creek’s common stock on the date of grant. The total fair value of common stock awards that were issued during 2013 and 2012 was $1 million and $0.7 million, respectively.

Stock Options. Under the Plan, non-qualified stock options may be granted to any officer, director, employee, consultant or advisor of the Operating Partnership. Each stock option granted allows the recipient the right to purchase Plum Creek’s common stock at the fair market value of Plum Creek’s common stock on the date of grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced. No stock options have been awarded since 2011.

PLUM CREEK 2013 FORM 10-K | 145

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2013:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Balance at January 1, 2013	2,917,707	$38.18
Granted	—	—
Exercised/Surrendered	(975,221)	37.62
Cancelled/Forfeited	(13,525)	37.98
Outstanding, December 31, 2013	1,928,961	$38.47	5.0	$16
Vested or Expected to Vest, December 31, 2013	1,884,787	$38.46	5.0	$15
Exercisable, December 31, 2013	1,524,709	$38.20	4.5	$13

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2013	2012	2011
Proceeds from Stock Options Exercised	$37	$18	$10
Intrinsic Value of Stock Options Exercised	$12	$6	$4
Tax Benefit Related to Stock Options Exercised	$2	$1	$1

The weighted-average measurement date fair values of stock option awards granted were computed using the Black-Scholes-Merton option valuation model with the following assumptions for the year ended December 31:

2011
Expected Term (years)	6
Risk-Free Interest Rate	2.7%
Volatility	40.6%
Dividend Yield	4.0%
Weighted-Average Measurement Date Fair Value	$11.60

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

No restricted stock has been granted since 2011. The weighted-average grant date fair value of restricted stock awards granted for the year ended December 31, 2011 was $41.99. The total fair value of restricted stock awards that vested during the year ended December 31, 2011 was $0.7 million. The fair value of restricted stock is based on the closing price of Plum Creek’s common stock on the date of grant.

PLUM CREEK 2013 FORM 10-K | 146

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. Total compensation expense for all share-based compensation plans (including both awards paid in stock and cash) was approximately $13 million, $13 million and $10 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Operating Partnership recognized $2 million in tax benefits associated with share-based compensation plans in 2013, 2012, and 2011. At December 31, 2013, there was $22 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

NOTE 13. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2013	December 31, 2012
Other Current Assets
Prepaid Expenses	$7	$8
Taxes Receivable	3	3
Notes Receivable	3	1
Deposits	2	1
	$15	$13
Other Non-Current Assets
Real Estate Development Properties	$13	$13
Unamortized Debt Issue Costs	9	11
Deposits	8	5
Notes Receivable	—	7
Qualified Pension Asset	10	—
Intangible Assets	14	—
Other	—	1
	$54	$37
Other Current Liabilities
Long-Term Incentive Compensation	$3	$—
Accrued Pension Liability	5	4
Other	2	3
	$10	$7
Other Non-Current Liabilities
Timber Obligations	$5	$5
Deferred Compensation	6	6
Long-Term Incentive Compensation	8	7
Accrued Pension Liability	39	49
Deferred Revenue	7	14
Workers’ Compensation	9	9
Other	5	2
	$79	$92

PLUM CREEK 2013 FORM 10-K | 147

Table of Contents	PART II / ITEM 8

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

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2014 through 2023, with various renewal options by either party for periods ranging from two years to fifteen additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $4 million in 2013 and $3 million in both 2012 and 2011. Additionally, the Operating Partnership has timber obligations related to certain timberlands where the Operating Partnership acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2013 (in millions):

	Operating Leases	Timber Obligations
2014	$4	$1
2015	4	—
2016	4	—
2017	3	—
2018	3	—
Thereafter	16	4
Total	$34	$5

NOTE 15. EQUITY METHOD INVESTMENTS

Real Estate Development Joint Ventures. On December 6, 2013, in connection with the MeadWestvaco timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements) the Operating Partnership and MeadWestvaco Corporation (“MWV”) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). The Operating Partnership contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). The Operating Partnership contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. MWV contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties.

An affiliate of MWV has been hired to manage the day-to-day operations of MWV-CLP. Oversight of the Class A Properties is governed by a board of directors consisting of four members of which the Operating Partnership has one board member. Oversight of the Class B Properties is governed by a board of directors consisting of six members of which the Operating Partnership has three board members. The Operating Partnership uses the equity method of accounting for both its Class A and Class B interests.

PLUM CREEK 2013 FORM 10-K | 148

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total purchase price for the MeadWestvaco timberlands and related assets was $1.1 billion of which $139 million was allocated to our equity method investments in MWV-CLP. Our share of the book value of MWV-CLP’s net assets as of the acquisition date was approximately $46 million. This basis difference of $93 million will be amortized (i.e., additional expense) into equity earnings (loss) in future periods as the real estate properties are sold and/or as the timber on these properties is harvested.

The Operating Partnership’s equity earnings for MWV-CLP were $0 for the period from December 6, 2013 to December 31, 2013. Below is summarized financial information for MWV-CLP as of December 31, 2013 and for the period December 6, 2013 to December 31, 2013 (in millions):

December 31, 2013
Balance Sheet of MWV-CLP
Current Assets	$71
Noncurrent Assets	253
Current Liabilities	10
Noncurrent Liabilities	—

Statement of Operations of MWV-CLP
Revenues	$—
Gross Profit	—
Selling, General and Administrative Expenses	1
Net Income (Loss) Allocable to Partners' Interests	(1)

Timberland Venture. In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the formation of the Timberland Venture, PC Ventures borrowed $783 million from the Timberland Venture. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership. See Note 10 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2013 FORM 10-K | 149

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2013, the Operating Partnership has recognized $40 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2013, the cumulative shortfall in allocated equity earnings is $26 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2013	2012	2011
Preferred Interest	$53	$51	$50
Common Interest	—	—	—
Amortization of Basis Difference	10	8	6
Total Equity Earnings from Timberland Venture	$63	$59	$56

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2013	2012	2011
Preferred Interest	$55	$56	$56
Common Interest	1	—	—
Total Distributions from Timberland Venture	$56	$56	$56

As of December 31, 2013 and December 31, 2012, the undistributed earnings from the Timberland Venture were $27 million and $20 million, respectively.

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

For the years ended December 31, 2013, 2012, and 2011, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to Plum Creek’s 2013 Form 10-K filing.

PLUM CREEK 2013 FORM 10-K | 150

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. VARIABLE INTEREST ENTITIES

Real Estate Development Joint Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) (see Note 15 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MWV. MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership has committed to contribute capital of at least $48 million over the next seven years in connection with its interest in Class B Properties. The Operating Partnership has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million and its ongoing capital calls under the LLC agreement. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP.

The Operating Partnership is not the primary beneficiary of MWV-CLP. The Operating Partnership considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. MWV has the power to direct the activities of MWV-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of MWV-CLP. MWV also has the ability to control all management decisions associated with the 22,000 acres of Class A Properties through its majority representation on the board of directors for the Class A Properties and its joint control of the Class B Properties due to its equal representation on the board of directors for the Class B Properties.

The carrying amount of our investment in MWV-CLP as of December 31, 2013 is $139 million and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Joint Ventures. Our maximum exposure to loss is $139 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $48 million over the next seven years.

Timberland Venture. The Timberland Venture (see Note 15 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly distributions to PC Ventures which it uses to fund interest payments on the loan owed by PC Ventures, the Operating Partnership has not provided financing or other support to the venture. The venture generates sufficient cash from operating activities to finance its operations.

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

The carrying amount of the investment is $211 million at December 31, 2013 and $204 million at December 31, 2012, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $211 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK 2013 FORM 10-K | 151

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17. RELATED PARTY TRANSACTIONS

Transactions with Parent. The Operating Partnership’s parent, Plum Creek Timber Company, Inc., provides share-based compensation plans that cover employees of the Operating Partnership (see Note 12 of the Notes to Consolidated Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all share-based compensation expense is allocated to the Operating Partnership.

Transactions with Other Related Parties. A subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”) has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 15 of the Notes to Consolidated Financial Statements. Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Equity Earnings	$63	$59	$56
Distributions	56	56	56

In 2008, PC Ventures borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest. See Note 10 of the Notes to Consolidated Financial Statements. The Operating Partnership made the following cash distributions to PC Ventures for the years ended December 31 (in millions):

	2013	2012	2011
Cash Distributions	$58	$58	$58

The Operating Partnership has an equity interest in MWV-Charleston Land Partners, LLC (“MWV-CLP”), which is accounted for under the equity method of accounting. See 15 of the Notes to Consolidated Financial Statements. During 2013, there were no significant transactions between the Operating Partnership and MWV-CLP.

PLUM CREEK 2013 FORM 10-K | 152

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. SEGMENT INFORMATION

Effective December 31, 2013, the Operating Partnership made several minor changes to its segment reporting. The Operating Partnership added a new reportable segment called “Energy and Natural Resources Segment.” See below for a general description of the Energy and Natural Resources Segment’s business activities and sources of revenue. No previously reported segment amounts have been restated since in prior periods the Other Segment consisted solely of the Operating Partnership's energy and natural resources business activities. Beginning in 2014, in connection with the new business of providing timber and wood-fiber procurement services, the Operating Partnership plans to report in our Other Segment business activities associated with the harvesting and selling of trees from timberlands that are not owned by the Operating Partnership. Additionally, the Operating Partnership plans to report in the Other Segment the equity earnings (losses) associated with the recently acquired investment in MWV-Charleston Land Partners, LLC (see Note 15 of the Notes to Consolidated Financial Statements). Also, effective December 31, 2013, the Operating Partnership changed the name of the “Manufactured Products Segment” to “Manufacturing Segment.”
The Operating Partnership is organized into five operating segments based on the nature of the business activities of each component. Each operating segment has a separate management team. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statements of Income. Intersegment Revenues are recorded at market prices, which are determined at least quarterly, and are eliminated in the consolidated results. Several operating segments have sales outside of the U.S. (see Export Revenues), but the Operating Partnership does not hold any long-lived foreign assets. These operating segments represent the Operating Partnership’s five reportable segments, which are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufacturing, and (5) Energy and Natural Resources.

The Operating Partnership evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

Northern Resources Segment. The Northern Resources Segment consists of timberlands located in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin. The Northern Resources Segment grows timber for sale primarily in domestic regional markets. Additionally, some logs are sold in export markets, mainly to China and Canada. The Northern Resources Segment sells softwood and hardwood sawlogs and softwood and hardwood pulpwood. Softwood and hardwood sawlogs are sold primarily to regional lumber and plywood manufacturers. Logs harvested in Montana are sold mostly to the Operating Partnership’s Manufacturing Segment (see Intersegment Revenues). Softwood and hardwood pulpwood is sold to regional paper and packaging manufacturers.

Southern Resources Segment. The Southern Resources Segment consists of timberlands located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Texas and Virginia. The Southern Resources Segment grows timber for sale in domestic regional markets. The Southern Resources Segment sells primarily softwood sawlogs and pulpwood. Additionally, some logs are sold in export markets, mainly to Europe and Asia. Softwood sawlogs are sold to regional lumber and plywood manufacturers. Softwood pulpwood is sold to regional paper and packaging manufacturers, producers of oriented strand board, and producers of wood pellets for use in bioenergy. Additionally, the Southern Resources Segment leases its timberlands to third parties on an annual basis for recreational purposes.

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the Operating Partnership’s 6.8 million acres of timberlands are approximately 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 300,000 acres, the Operating

PLUM CREEK 2013 FORM 10-K | 153

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

Manufacturing Segment. The Manufacturing Segment consists of two lumber mills, two plywood mills, two medium density fiberboard (“MDF”) facilities in Montana and one lumber remanufacturing facility in Idaho. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from the Manufacturing Segment by product line were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Lumber	$95	$78	$77
Plywood	92	91	75
MDF	175	155	121
Total	$362	$324	$273

Energy and Natural Resources Segment. The Energy and Natural Resources Segment consists primarily of income derived from the Operating Partnership's non-timber natural resources. The Segment includes overriding royalties and related expenses in connection with the Operating Partnership's ownership of aggregate mineral rights. The overriding royalties are earned as the underlying aggregates are sold. These mineral rights exist at four quarries in South Carolina and four quarries in Georgia, all of which are operated by Vulcan Materials Company. The Segment also includes royalties from third-party lessees and related expenses associated with the extraction of oil, natural gas, aggregates and other minerals, and wind leases from the lands the Operating Partnership owns. Additionally, the Energy and Natural Resources Segment includes revenues the Operating Partnership earns in connection with granting oil and gas exploration rights and communication and transportation rights of way. Some of the Energy and Natural Resources Segment’s activities are conducted through the Operating Partnership's wholly-owned taxable REIT subsidiaries.

PLUM CREEK 2013 FORM 10-K | 154

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufacturing	Energy and Natural Resources(C)	Total(D)

2013
External Revenues	$234	$435	$286	$362	$23	$1,340
Intersegment Revenues	26	—	—	—	—	26
Export Revenues	15	6	—	29	—	50
Depreciation, Depletion and Amortization	30	65	1	16	3	115
Basis of Real Estate Sold	—	—	91	—	—	91
Other Operating Gain	—	—	—	—	1	1
Operating Income	32	108	169	43	19	371

2012
External Revenues	$224	$417	$352	$324	$22	$1,339
Intersegment Revenues	22	—	—	—	—	22
Export Revenues	19	2	—	32	—	53
Depreciation, Depletion and Amortization	26	67	1	15	1	110
Basis of Real Estate Sold	—	—	138	—	—	138
Other Operating Gain	—	—	—	—	—	—
Operating Income	20	90	187	29	19	345

2011
External Revenues	$213	$359	$301	$273	$21	$1,167
Intersegment Revenues	20	—	—	—	—	20
Export Revenues	26	—	—	25	—	51
Depreciation, Depletion and Amortization	26	51	2	13	—	92
Basis of Real Estate Sold	—	—	77	—	—	77
Other Operating Gain	—	—	—	—	2	2
Operating Income	24	74	195	15	21	329

(A)
During 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in deprecation, depletion and amortization in the consolidated financial statements.

(B)
The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $4 million in 2013, $1 million in 2012 and $1 million in 2011. Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

(C)
During 2013, the Operating Partnership sold certain mineral reserves for a gain of $1 million. This gain is reported as Other Operating Gain in our Energy and Natural Resources Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During 2011, the Operating Partnership received a payment of $2 million for the settlement of a dispute that related to certain mineral rights. The payment is reported as Other Operating Gain in our Energy and Natural

PLUM CREEK 2013 FORM 10-K | 155

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Resources Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(D)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $4 million for 2013, 2012 and 2011.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2013	2012	2011
Total Segment Operating Income	$371	$345	$329
Corporate and Other Unallocated Expenses	(73)	(65)	(55)
Other Unallocated Operating Income (Expense), net	(3)	1	1
Operating Income	295	281	275
Equity Earnings from Timberland Venture	63	59	56
Interest Expense, net	(83)	(82)	(81)
Loss on Extinguishment of Debt	(4)	—	—
Income before Income Taxes	$271	$258	$250

NOTE 19. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (A)
2013
Revenues	$340	$303	$366	$331
Gross Profit	110	90	122	98
Operating Income	78	62	91	64
Net Income Available to Common Interest Partners	56	46	72	40
2012
Revenues	$337	$294	$354	$354
Gross Profit	78	81	110	127
Operating Income	50	55	79	97
Net Income Available to Common Interest Partners	29	36	59	79

(A)
During the fourth quarter of 2013, the Operating Partnership prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income. See Note 8 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2013 FORM 10-K | 156

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Partners of
Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, partnership capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 28, 2014

PLUM CREEK 2013 FORM 10-K | 157

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PLUM CREEK 2013 FORM 10-K | 158

Table of Contents	PART III / ITEM 10

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s 2014 Annual Meeting Proxy Statement is incorporated herein by reference: “Proposal 1 – Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance – Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s 2014 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report”; and “Board of Directors and Corporate Governance – Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the following captions in the company’s 2014 Annual Meeting Proxy Statement is incorporated herein by reference: “Executive Compensation – Equity Compensation Plan Information”; and “ Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s 2014 Annual Meeting Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Compensation Committee Interlocks and Insider Participation”; “Board of Directors and Corporate Governance – Director Independence”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s 2014 Annual Meeting Proxy Statement is incorporated herein by reference: “Independent Auditors – Fees to the Independent Auditors for 2012 and 2013.”

PLUM CREEK 2013 FORM 10-K | 159

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

PLUM CREEK 2013 FORM 10-K | 160

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

2.1
Agreement and Plan of Merger, dated July 18, 2000, by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed July 20, 2000). Amendment No.1 to the Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Contribution Agreement, dated August 22, 2008, between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.3
Limited Liability Company Agreement of Southern Diversified Timber, LLC, dated October 1, 2008, between Plum Creek Timber Operations I, LLC and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

2.4
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

4.1
Base Note Indenture (including Form of Note and Guarantee), dated November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of the 5.875% Senior Notes due 2015 and the 4.70% Senior Notes due 2021 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

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

PLUM CREEK 2013 FORM 10-K | 161

Table of Contents	EXHIBITS

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

4.6	Amended and Restated Installment Note, dated December 16, 2013, executed by Plum Creek Timberlands, L.P.

4.7	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1
Revolving Credit Agreement, dated March 2, 2012, by and among Plum Creek Timberlands, L.P., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Syndication Agents, CoBank, ACB and Northwest Farm Credit Services, PCA, as Documentation Agents, Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., RBS Securities Inc., J.P. Morgan Securities LLC, U.S. Bank National Association, CoBank, ACB and Northwest Farm Credit Services, PCA, as Joint Lead Arrangers and as Joint Book Runners, and the other lenders party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed March 5, 2012). First Amendment to Revolving Credit Agreement, dated June 4, 2012, by and among Plum Creek Timberlands, L.P., Wells Fargo Bank, National Association, as Administrative Agent for the lenders party thereto and as a lender, and the other lenders party thereto. Second Amendment to Revolving Credit Agreement, dated November 8, 2013, by and among Plum Creek Timberlands, L.P., Wells Fargo Bank, National Association, as Administrative Agent for the lenders party thereto and as a lender, and the other lenders party thereto (Exhibit 10.1 to Form 8-K, file No. 1-10239, filed November 12, 2013).

10.2
Amended and Restated Term Loan Agreement, dated December 12, 2013, by and among Plum Creek Timberlands, L.P., as the Borrower, Northwest Farm Credit Services, PCA, as Administrative Agent, CoBank, ACB, as Syndication Agent, Northwest Farm Credit Services, PCA, and CoBank, ACB, as Joint Lead Arrangers and as Joint Book Runners, and the lenders party thereto.

10.3
Credit Agreement and Guarantee, dated October 1, 2008, by and among Plum Creek Ventures I, LLC, Plum Creek Timber Company, Inc. and Southern Diversified Timber, LLC (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.4	Pledge Agreement, dated October 1, 2008, between Plum Creek Ventures I, LLC and Southern Diversified Timber, LLC (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

10.5+	Plum Creek Supplemental Pension Plan (Exhibit 10.5 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.6+	Plum Creek Supplemental Benefits Plan (Exhibit 10.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.7+
Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010). First Amendment to Plum Creek Pension Plan (Exhibit 10.29 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012). Second Amendment to Plum Creek Pension Plan.

10.8+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 24, 2005).

10.9+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed June 24, 2005).

10.10+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed June 24, 2005).

10.11+	Plum Creek Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, file No. 1-10239, filed June 24, 2005).

10.12+	Plum Creek Timber Company, Inc. 2000 Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed March 31, 2000).

10.13+	Plum Creek Timber Company, Inc. Amended and Restated Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed March 29, 2004).

PLUM CREEK 2013 FORM 10-K | 162

Table of Contents	EXHIBITS

10.14+	Plum Creek Timber Company, Inc. 2012 Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed March 29, 2012).

10.15+
Plum Creek Timber Company, Inc. Annual Incentive Plan (Exhibit 10.13 to Form 10-K, File No. 1-10239, for the year ended December 31, 2000). Annual Incentive Plan - Compensation Committee Guidelines for Executive Officers (Form 8-K, file No. 1-10239, filed April 6, 2006). Annual Incentive Plan - Compensation Committee Guidelines for Executive Officers (Form 8-K, File No. 1-10239, filed February 10, 2011).

10.16+
Form of Executive Stock Option, Dividend Equivalent Right and Value Management Award Agreement For Plan Years 2004 and 2005 (Exhibit 10.2 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2004).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed February 8, 2006).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed February 8, 2007).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (Exhibit 10.20 to Form 10-K, File No. 1-10239, for the year ended December 31, 2008).

10.21+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

10.22+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011 (Exhibit 10.22 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.23+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2012 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed May 10, 2012).

10.24+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2013 (Exhibit 10.24 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012).

10.25+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2014.

10.26+	Form of Restricted Stock Unit Award Agreement for Rick R. Holley For Plan Year 2014 (Exhibit 10.1 to Form 8-K, file No. 1-10239, filed February 6, 2014).

10.27+	Form of Amendment to Outstanding Executive Stock Option Award Agreements (Exhibit 10.4 to Form 10-Q, file No. 1-10239, for the quarter ended June 30, 2009).

10.28+	Form of Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Years 2002 and 2003 (Exhibit 10.16 to Form 10-K, File No. 1-10239, for the year ended December 31, 2002).

10.29+
Form of Amendment to Director Stock Option and Dividend Equivalent Right Award Agreement Effective For Plan Years 2002 and 2003 (Exhibit 10.17 to Form 8-K/A, File No. 1-10239, filed September 2, 2004).

10.30+	Form of Amended and Restated Director Stock Option and Dividend Equivalent Right Award Agreement For Plan Year 2004 (Exhibit 10.16 to Form 8-K/A, File No. 1-10239, filed September 2, 2004).

10.31+	Summary of Current Director Compensation (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012).

10.32+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Statements regarding computation of ratios.

21	Subsidiaries of the Registrant.

PLUM CREEK 2013 FORM 10-K | 163

Table of Contents	EXHIBITS

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

PLUM CREEK 2013 FORM 10-K | 164

Table of Contents

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

/s/ John F. Morgan, Sr.	Director, Chairman of the Board	February 28, 2014
John F. Morgan, Sr.		Date
Chief Executive Officer, Director
/s/ Rick R. Holley		February 28, 2014
Rick R. Holley	(Principal Executive Officer)	Date

/s/ Robin Josephs	Director	February 28, 2014
Robin Josephs		Date

/s/ Sara Grootwassink Lewis	Director	February 28, 2014
Sara Grootwassink Lewis		Date

/s/ John G. McDonald	Director	February 28, 2014
John G. McDonald		Date

/s/ Robert B. McLeod	Director	February 28, 2014
Robert B. McLeod		Date

/s/ Marc F. Racicot	Director	February 28, 2014
Marc F. Racicot		Date

/s/ Lawrence A. Selzer	Director	February 28, 2014
Lawrence A. Selzer		Date

/s/ Stephen C. Tobias	Director	February 28, 2014
Stephen C. Tobias		Date

/s/ Martin A. White	Director	February 28, 2014
Martin A. White		Date
Senior Vice President and Chief Financial Officer
/s/ David W. Lambert		February 28, 2014
David W. Lambert	(Principal Financial Officer)	Date

Vice President and Chief Accounting Officer
/s/ David A. Brown		February 28, 2014
David A. Brown	(Principal Accounting Officer)	Date

PLUM CREEK 2013 FORM 10-K | 165