Form 10-Q
period 2014-03-31
PLUM CREEK TIMBER CO INC
filed 2014-05-07
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of April 30, 2014 was 177,096,537.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2014	2013
REVENUES:
Timber	$192	$170
Real Estate	23	78
Manufacturing	90	86
Energy and Natural Resources	9	6
Other	3	—
Total Revenues	317	340

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	138	124
Real Estate	10	30
Manufacturing	79	75
Energy and Natural Resources	2	1
Other	3	—
Total Cost of Goods Sold	232	230
Selling, General and Administrative	29	32
Total Costs and Expenses	261	262

Other Operating Income (Expense), net	1	—

Operating Income	57	78

Earnings from Unconsolidated Entities, net	14	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	27	21
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	41	35

Income before Income Taxes	30	57

Provision (Benefit) for Income Taxes	—	1

Net Income	$30	$56

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.17	$0.35
Net Income per Share – Diluted	$0.17	$0.35

Dividends Declared – per Common Share Outstanding	$0.44	$0.42

Weighted-Average Number of Shares Outstanding
– Basic	177.0	162.3
– Diluted	177.3	162.8

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$15	$14
Equity Loss from Real Estate Development Ventures	(1)	—
Earnings from Unconsolidated Entities, net	$14	$14

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2014	2013
NET INCOME	$30	$56

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	—	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	2

Other Comprehensive Income (Loss) Before Tax	1	3

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	1	3

Comprehensive Income	$31	$59

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$104	$433
Accounts Receivable	44	29
Inventories	57	55
Deferred Tax Asset	7	9
Assets Held for Sale	77	92
Other Current Assets	13	15
	302	633

Timber and Timberlands, net	4,179	4,180
Minerals and Mineral Rights, net	296	298
Property, Plant and Equipment, net	115	118
Equity Investment in Timberland Venture	198	211
Equity Investment in Real Estate Development Ventures	142	139
Deferred Tax Asset	19	17
Investment in Grantor Trusts (at Fair Value)	46	45
Other Assets	57	54
Total Assets	$5,354	$5,695

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$—
Line of Credit	180	467
Accounts Payable	32	24
Interest Payable	30	22
Wages Payable	10	29
Taxes Payable	11	10
Deferred Revenue	18	26
Other Current Liabilities	10	10
	291	588

Long-Term Debt	2,414	2,414
Note Payable to Timberland Venture	783	783
Other Liabilities	78	78
Total Liabilities	3,566	3,863

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 177.1 at March 31, 2014 and 177.0 at December 31, 2013	2	2
Additional Paid-In Capital	2,947	2,942
Retained Earnings (Accumulated Deficit)	(221)	(173)
Treasury Stock, at Cost, Common Shares – 27.0 at March 31, 2014 and 27.0 at December 31, 2013	(942)	(940)
Accumulated Other Comprehensive Income (Loss)	2	1
Total Stockholders’ Equity	1,788	1,832
Total Liabilities and Stockholders’ Equity	$5,354	$5,695

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$30	$56
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	32	26
Basis of Real Estate Sold	6	25
Earnings from Unconsolidated Entities, net	(14)	(14)
Distributions from Timberland Venture	28	27
Deferred Income Taxes	—	1
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(2)	(3)
Timber Deed Acquired	—	(18)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	(53)
Other Working Capital Changes	(24)	(52)
Other	1	6
Net Cash Provided By (Used In) Operating Activities	57	1

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(16)	(14)
Timberlands Acquired	—	(2)
Contribution to Real Estate Development Ventures	(4)	—
Net Cash Provided By (Used In) Investing Activities	(20)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(78)	(68)
Borrowings on Line of Credit	283	291
Repayments on Line of Credit	(570)	(117)
Principal Payments and Retirement of Long-Term Debt	—	(174)
Proceeds from Stock Option Exercises	1	25
Acquisition of Treasury Stock	(2)	(2)
Net Cash Provided By (Used In) Financing Activities	(366)	(45)

Increase (Decrease) In Cash and Cash Equivalents	(329)	(60)
Cash and Cash Equivalents:
Beginning of Period	433	356

End of Period	$104	$296

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2014, the company owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.7 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, the development and/or sale of some of our higher value timberlands, our equity method investments in MWV-Charleston Land Partners, LLC, and our operating lease activities associated with our coal reserves. Plum Creek’s overall effective tax rate is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2013 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly periods ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2014	2013
Net Income Available to Common Stockholders	$30	$56
Denominator for Basic Earnings per Share	177.0	162.3
Effect of Dilutive Securities – Stock Options	0.2	0.4
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	177.3	162.8
Per Share Amounts:
Net Income Per Share – Basic	$0.17	$0.35
Net Income Per Share – Diluted	$0.17	$0.35

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Raw Materials (primarily logs)	$9	$9
Work-In-Process	2	2
Finished Goods	32	30
	43	41
Supplies	14	14
Total	$57	$55

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Timber and Logging Roads, net	$2,630	$2,630
Timber Deeds, net	93	95
Timberlands	1,456	1,455
Timber and Timberlands, net	$4,179	$4,180

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Land, Buildings and Improvements	$91	$91
Machinery and Equipment	325	323
	416	414
Accumulated Depreciation	(301)	(296)
Property, Plant and Equipment, net	$115	$118

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

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company's manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of the company's higher value timberlands, our equity method investments in MWV-Charleston Land Partners, LLC, and our operating lease activities associated with our coal reserves. Plum Creek's wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	180	467
Fixed Rate Debt
Senior Notes	1,329	1,329
Installment Note Payable	860	860
Note Payable to Timberland Venture	783	783
Total Debt	3,377	3,664
Less:
Current Portion of Long-Term Debt	—	—
Line of Credit	180	467
Long-Term Portion	$3,197	$3,197

(A)
The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of March 31, 2014 and December 31, 2013, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both March 31, 2014 and December 31, 2013.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.35% and 1.37% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had $180 million of borrowings and $1 million of standby letters of credit outstanding; $519 million remained available for borrowing under our $700 million line of credit. As of April 1, 2014, $90 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2014 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2014	177.0	$2	$2,942	$(173)	$(940)	$1	$1,832
Net Income				30			30
Other Comprehensive Income (Loss)						1	1
Dividends				(78)			(78)
Stock Option Exercises	—	—	1				1
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			4				4
Common Stock Repurchased	—	—			(2)		(2)
March 31, 2014	177.1	$2	$2,947	$(221)	$(942)	$2	$1,788

The changes in the company’s accumulated other comprehensive income by component, net of tax, were as follows during 2014 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Gain on Cash Flow Hedge	Total
January 1, 2014	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	—	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
March 31, 2014	$14	$(17)	$5	$2

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

	Balance at March 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$99	$99
Available-for-Sale Securities (B)	41	41
Trading Securities (B)	5	5
Total	$145	$145

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $104 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013. At March 31, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations. As of March 31, 2014, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 8 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2014 and December 31, 2013. Changes in the fair value of trading securities were not material to the company's financial position or results of operations.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at March 31, 2014
	Carrying Amount at March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,382	$—	$1,382
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	180	—	180	—	180
Installment Note Payable (D)	860	—	874	—	874
Note Payable to Timberland Venture (E)	783	—	—	913	913
Total Debt	$3,377	$—	$2,661	$913	$3,574

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Note Payable to Timberland Venture (E)	783	—	—	916	916
Total Debt	$3,664	$—	$2,898	$916	$3,814

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2014 and 2013.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2014	2013
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	—	1
Total Pension Cost	$2	$3

Note 11. Commitments and Contingencies

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed in Note 6, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the company. See Note 6 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving the company and its consolidated subsidiaries.

Note 12. Variable Interest Entities

Real Estate Development Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company has committed to contribute capital of $44 million over the next seven years in connection with its interest in the Class B Properties. The company has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million during 2013 and its ongoing capital calls under the LLC agreement. A capital contribution of $4 million was made during the three months ended March 31, 2014. The company does not intend to provide any other sources of financing for MWV-CLP. We account for our interest in MWV-CLP under the equity method of accounting.

We are not the primary beneficiary of MWV-CLP. The company considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. MWV has the power to direct the activities of MWV-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of MWV-CLP. MWV also has the ability to control all management decisions associated with the 22,000 acres of the Class A Properties through its majority representation on the board of directors for the Class A Properties and its joint control of the Class B Properties due to its equal representation on the board of directors for the Class B Properties.

The carrying amount of our investment in MWV-CLP is $142 million as of March 31, 2014 and $139 million as of December 31, 2013, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $142 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $44 million over the next seven years. The company has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 5% ownership interest in the Class A Properties in which it is generally entitled to 5% of the earnings or losses associated with these properties.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amount of the investment is $198 million at March 31, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $198 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $15 million for the three-month period ending March 31, 2014, and were $14 million for the three-month period ending March 31, 2013. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $2 million for each of the three-month periods ended March 31, 2014 and 2013. Furthermore, interest expense in connection with the loan from the Timberland Venture was $14 million for each of the three-month periods ended March 31, 2014 and 2013. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$5	$4
Cost of Goods Sold (A)	5	4
Selling, General and Administrative Expenses	1	2
Operating Income (Loss)	(1)	(2)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$13	$12

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $5 million and $4 million for the three-month periods ended March 31, 2014 and 2013, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing	Energy and Natural Resources	Other (A)	Total (B)

Quarter Ended March 31, 2014
External Revenues	$69	$123	$23	$90	$9	$3	$317
Intersegment Revenues	8	—	—	—	—	—	8
Depreciation, Depletion and Amortization	8	18	—	3	2	—	31
Basis of Real Estate Sold	—	—	6	—	—	—	6
Equity Loss (C)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	16	31	12	9	6	(1)	73

Quarter Ended March 31, 2013
External Revenues	$66	$104	$78	$86	$6	$—	$340
Intersegment Revenues	8	—	—	—	—	—	8
Depreciation, Depletion and Amortization	7	14	—	4	—	—	25
Basis of Real Estate Sold	—	—	25	—	—	—	25
Equity Loss (C)	—	—	—	—	—	—	—
Operating Income (Loss)	11	24	45	10	5	—	95

(A)
The Other Segment for the quarter ending March 31, 2014, includes revenue and expenses associated with our new business of providing timber and wood-fiber procurement services, along with equity earnings (losses) associated with our investments in real estate development ventures. There were no similar activities for the quarter ending March 31, 2013.

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2014 and March 31, 2013.

(C)
For Segment reporting, Equity Loss from Real Estate Development Ventures of $1 million and $0 is included in Operating Income (Loss) for the Other Segment for the quarterly periods ended March 31, 2014 and March 31, 2013, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2014	2013
Total Segment Operating Income (from table above)	$73	$95
Corporate and Other Unallocated Expenses	(18)	(17)
Other Unallocated Operating Income (Expense), net	1	—
Equity Earnings from Timberland Venture	15	14
Total Interest Expense, net	(41)	(35)
Income before Income Taxes	$30	$57

Note 15. Subsequent Events

Quarterly Dividend. On May 6, 2014, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $78 million, which will be paid on May 30, 2014 to stockholders of record on May 16, 2014.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of March 31, 2014, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2014	2013
REVENUES:
Timber	$192	$170
Real Estate	23	78
Manufacturing	90	86
Energy and Natural Resources	9	6
Other	3	—
Total Revenues	317	340

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	138	124
Real Estate	10	30
Manufacturing	79	75
Energy and Natural Resources	2	1
Other	3	—
Total Cost of Goods Sold	232	230
Selling, General and Administrative	29	32
Total Costs and Expenses	261	262

Other Operating Income (Expense), net	1	—

Operating Income	57	78

Earnings from Unconsolidated Entities, net	14	14

Interest Expense, net	27	21

Income before Income Taxes	44	71

Provision (Benefit) for Income Taxes	—	1

Net Income before Allocation to Series T-1 Preferred Interest and Partners	44	70
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$30	$56

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$15	$14
Equity Loss from Real Estate Development Ventures	(1)	—
Earnings from Unconsolidated Entities, net	$14	$14

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2014	2013
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$44	$70

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	—	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	2

Other Comprehensive Income (Loss) Before Tax	1	3

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	1	3

Comprehensive Income	$45	$73

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$104	$433
Accounts Receivable	44	29
Inventories	57	55
Deferred Tax Asset	7	9
Assets Held for Sale	77	92
Other Current Assets	13	15
	302	633

Timber and Timberlands, net	4,179	4,180
Minerals and Mineral Rights, net	296	298
Property, Plant and Equipment, net	115	118
Equity Investment in Timberland Venture	198	211
Equity Investment in Real Estate Development Ventures	142	139
Deferred Tax Asset	19	17
Investment in Grantor Trusts ($46 and $45 at Fair Value in 2014 and 2013)	47	46
Other Assets	57	54
Total Assets	$5,355	$5,696

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$—
Line of Credit	180	467
Accounts Payable	32	24
Interest Payable	23	15
Wages Payable	10	29
Taxes Payable	11	10
Deferred Revenue	18	26
Other Current Liabilities	10	10
	284	581

Long-Term Debt	2,414	2,414
Other Liabilities	79	79
Total Liabilities	2,777	3,074

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,788	1,832
Total Partnership Capital	2,578	2,622
Total Liabilities and Partnership Capital	$5,355	$5,696

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$44	$70
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	32	26
Basis of Real Estate Sold	6	25
Earnings from Unconsolidated Entities, net	(14)	(14)
Distributions from Timberland Venture	28	27
Deferred Income Taxes	—	1
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(2)	(3)
Timber Deed Acquired	—	(18)
Working Capital Changes Impacting Cash Flow:
Like-Kind Exchange Funds	—	(53)
Other Working Capital Changes	(24)	(52)
Other	1	6
Net Cash Provided By (Used In) Operating Activities	71	15

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(16)	(14)
Timberlands Acquired	—	(2)
Contribution to Real Estate Development Ventures	(4)	—
Net Cash Provided By (Used In) Investing Activities	(20)	(16)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(79)	(45)
Cash Distributions for Series T-1 Preferred Interest	(14)	(14)
Borrowings on Line of Credit	283	291
Repayments on Line of Credit	(570)	(117)
Principal Payments and Retirement of Long-Term Debt	—	(174)
Net Cash Provided By (Used In) Financing Activities	(380)	(59)

Increase (Decrease) In Cash and Cash Equivalents	(329)	(60)
Cash and Cash Equivalents:
Beginning of Period	433	356

End of Period	$104	$296

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

At March 31, 2014, the Operating Partnership owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.7 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, the development and/or sale of some of our higher value timberlands, our equity method investments in MWV-Charleston Land Partners, LLC, and our operating lease activities associated with our coal reserves. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2013, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 28, 2014, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Raw Materials (primarily logs)	$9	$9
Work-In-Process	2	2
Finished Goods	32	30
	43	41
Supplies	14	14
Total	$57	$55

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Timber and Logging Roads, net	$2,630	$2,630
Timber Deeds, net	93	95
Timberlands	1,456	1,455
Timber and Timberlands, net	$4,179	$4,180

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Land, Buildings and Improvements	$91	$91
Machinery and Equipment	325	323
	416	414
Accumulated Depreciation	(301)	(296)
Property, Plant and Equipment, net	$115	$118

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

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the Operating Partnership's manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of its higher value timberlands, its equity method investments in MWV-Charleston Land Partners, LLC, and its operating lease activities associated with its coal reserves. Plum Creek's wholly-owned taxable REIT subsidiaries file a consolidated federal income tax return.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	180	467
Fixed Rate Debt
Senior Notes	1,329	1,329
Installment Note Payable	860	860
Total Debt	2,594	2,881
Less:
Current Portion of Long-Term Debt	—	—
Line of Credit	180	467
Long-Term Portion	$2,414	$2,414

(A)
The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of March 31, 2014 and December 31, 2013, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both March 31, 2014 and December 31, 2013.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.35% and 1.37% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had $180 million of borrowings and $1 million of standby letters of credit outstanding; $519 million remained available for borrowing under our $700 million line of credit. As of April 1, 2014, $90 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2014 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2014	$790	$1,831	$1	$2,622
Net Income before Allocation to Series T-1 Preferred Interest and Partners		44		44
Other Comprehensive Income (Loss)			1	1
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(79)		(79)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		4		4
March 31, 2014	$790	$1,786	$2	$2,578

The changes in the Operating Partnership's accumulated other comprehensive income by component, net of tax, were as follows during 2014 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss	Gain on Cash Flow Hedge	Total
January 1, 2014	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	—	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
March 31, 2014	$14	$(17)	$5	$2

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

	Balance at March 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$99	$99
Available-for-Sale Securities (B)	41	41
Trading Securities (B)	5	5
Total	$145	$145

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $104 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013. At March 31, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations. As of March 31, 2014, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 7 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2014 and December 31, 2013. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at March 31, 2014
	Carrying Amount at March 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,382	$—	$1,382
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	180	—	180	—	180
Installment Note Payable (D)	860	—	874	—	874
Total Debt	$2,594	$—	$2,661	$—	$2,661

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Total Debt	$2,881	$—	$2,898	$—	$2,898

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2014 and 2013.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2014	2013
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	—	1
Total Pension Cost	$2	$3

Note 10. Commitments and Contingencies

Contingencies. The Operating Partnership is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed in Note 5, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the Operating Partnership. See Note 5 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving Plum Creek.

Note 11. Variable Interest Entities

Real Estate Development Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership has committed to contribute capital of $44 million over the next seven years in connection with its interest in the Class B Properties. The Operating Partnership has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million during 2013 and its ongoing capital calls under the LLC agreement. A capital contribution of $4 million was made during the three months ended March 31, 2014. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP. The Operating Partnership accounts for its interest in MWV-CLP under the equity method of accounting.

The Operating Partnership is not the primary beneficiary of MWV-CLP. The Operating Partnership considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. MWV has the power to direct the activities of MWV-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of MWV-CLP. MWV also has the ability to control all management decisions associated with the 22,000 acres of the Class A Properties through its majority representation on the board of directors for the Class A Properties and its joint control of the Class B Properties due to its equal representation on the board of directors for the Class B Properties.

The carrying amount of our investment in MWV-CLP is $142 million as of March 31, 2014 and $139 million as of December 31, 2013, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $142 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $44 million over the next seven years. The Operating Partnership has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 5% ownership interest in the Class A Properties in which it is generally entitled to 5% of the earnings or losses associated with these properties.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The carrying amount of the investment is $198 million at March 31, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $198 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $15 million for the three-month period ending March 31, 2014, and were $14 million for the three-month period ending March 31, 2013. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $2 million for each of the three-month periods ended March 31, 2014 and 2013. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$5	$4
Cost of Goods Sold (A)	5	4
Selling, General and Administrative Expenses	1	2
Operating Income (Loss)	(1)	(2)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$13	$12

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $5 million and $4 million for the three-month periods ended March 31, 2014 and 2013, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing	Energy and Natural Resources	Other (A)	Total (B)

Quarter Ended March 31, 2014
External Revenues	$69	$123	$23	$90	$9	$3	$317
Intersegment Revenues	8	—	—	—	—	—	8
Depreciation, Depletion and Amortization	8	18	—	3	2	—	31
Basis of Real Estate Sold	—	—	6	—	—	—	6
Equity Loss (C)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	16	31	12	9	6	(1)	73

Quarter Ended March 31, 2013
External Revenues	$66	$104	$78	$86	$6	$—	$340
Intersegment Revenues	8	—	—	—	—	—	8
Depreciation, Depletion and Amortization	7	14	—	4	—	—	25
Basis of Real Estate Sold	—	—	25	—	—	—	25
Equity Loss (C)	—	—	—	—	—	—	—
Operating Income (Loss)	11	24	45	10	5	—	95

(A)
The Other Segment for the quarter ending March 31, 2014, includes revenue and expenses associated with our new business of providing timber and wood-fiber procurement services, along with equity earnings (losses) associated with our investments in real estate development ventures. There were no similar activities for the quarter ending March 31, 2013.

(B)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2014 and March 31, 2013.

(C)
For Segment reporting, Equity Loss from Real Estate Development Ventures of $1 million and $0 is included in Operating Income (Loss) for the Other Segment for the quarterly periods ended March 31, 2014 and March 31, 2013, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2014	2013
Total Segment Operating Income (from table above)	$73	$95
Corporate and Other Unallocated Expenses	(18)	(17)
Other Unallocated Operating Income (Expense), net	1	—
Equity Earnings from Timberland Venture	15	14
Interest Expense, net	(27)	(21)
Income before Income Taxes	$44	$71

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2013. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

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

The Operating Partnership has borrowed and has currently outstanding $2.6 billion principal amount of debt, including $1.3 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 12 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

Results of Operations

First Quarter 2014 Compared to First Quarter 2013

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2014	2013
Operating Income by Segment
Northern Resources	$16	$11	$5
Southern Resources	31	24	7
Real Estate	12	45	(33)
Manufacturing	9	10	(1)
Energy and Natural Resources	6	5	1
Other	(1)	—	(1)
Total Segment Operating Income	73	95	(22)
Other Costs and Eliminations	(18)	(17)	(1)
Other Unallocated Operating Income (Expense), net	1	—	1
Equity Earnings from Timberland Venture	15	14	1
Total Interest Expense, net	(41)	(35)	(6)
Provision (Benefit) for Income Taxes	—	1	(1)
Net Income	$30	$56	$(26)

Northern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MeadWestvaco Corporation ("MWV"). Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment.

Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.667	$86	0.704	$77
Pulpwood ($/Ton Delivered)	0.470	$43	0.414	$43
Total	1.137		1.118

Revenues increased by $3 million, or 4%, to $77 million in the first quarter of 2014 compared to the first quarter of 2013. Excluding the acquired MWV timberlands, revenues increased by $1 million, or 2% to $75 million. The increase was due primarily to higher sawlog prices ($5 million), but almost completely offset by lower sawlog volumes ($4 million).

Sawlog prices increased 11% in the first quarter of 2014 compared to the first quarter of 2013 and achieved a record high average sales realization. Sawlog prices, which were highest at the beginning of the quarter, increased due primarily to strong demand and limited supply. The demand for sawlogs on the West coast remains strong as lumber mills have maintained steady production levels compared to the first quarter of 2013 and the demand for export logs and lumber products, primarily to China, remains at historically high levels. The supply of West coast logs during the first quarter of 2014 was limited due to winter weather, which constrained harvesting activities.

Sawlog harvest volumes decreased 5% in the first quarter of 2014 compared to the first quarter of 2013. Excluding the MWV timberlands, sawlog harvest volumes decreased 8% in the first quarter of 2014 compared to the first quarter of 2013 due primarily to recent land sales and harvest schedule and timber inventory updates. Pulpwood harvest volumes increased 13% in the first quarter of 2014 compared to the first quarter of 2013. Excluding the MWV timberlands, pulpwood harvest volumes increased 6% in the first quarter of 2014 compared to the first quarter of 2013.

Excluding the MWV timberlands, Northern Resources Segment operating income was 21% of its revenues for the first quarter of 2014 compared to 15% of its revenues for the first quarter of 2013. The increase in operating performance was due primarily to higher sawlog prices. Segment costs and expenses decreased by $2 million, or 3%, to $61 million for the first quarter of 2014. Excluding the MWV timberlands, segment costs and expenses decreased by $4 million, or 5%, to $59 million due primarily to lower sawlog harvest volumes.

Southern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MeadWestvaco Corporation ("MWV"). Of the MWV timberlands acquired, approximately 354,000 acres are included in the Southern Resources Segment.

Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.550	$22	1.339	$21
Pulpwood ($/Ton Stumpage)	2.054	$12	1.771	$11
Total	3.604		3.110

Revenues increased by $19 million, or 18%, to $123 million in the first quarter of 2014 compared to the first quarter of 2013. Excluding the acquired MWV timberlands, revenues increased by $2 million, or 2% to $106 million. This increase was due primarily to higher sawlog prices ($2 million) and higher pulpwood prices ($1 million).

Sawlog prices increased approximately 8% during the first quarter of 2014 compared to the first quarter of 2013 due primarily to increased log demand in anticipation of improving U.S. housing starts. However, sawlog price improvement remained modest as total lumber production in the Southern U.S. remained at relatively low levels and, as a result, there continued to be an adequate supply of logs at current demand levels in normal operating conditions. Excluding the MWV timberlands, sawlog harvest volumes increased 3% during the first quarter of 2014 compared to the first quarter of 2013. We experienced weather-related harvesting restrictions in most geographic areas of the Segment and harvested less sawlog volume than planned during the first quarter of 2014. For our full year 2014 sawlog harvest volume, we still expect an increase of approximately 25% (including MWV timberlands) compared to the 5.9 million tons we harvested in 2013.

Pulpwood prices increased 7% during the first quarter of 2014 compared to the first quarter of 2013. This increase was due primarily to good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board and the export of wood pellets used to produce bioenergy. Excluding the MWV timberlands, pulpwood harvest volumes decreased approximately 3% during the first quarter of 2014 compared to the first quarter of 2013.

Excluding the MWV timberlands, Southern Resources Segment operating income was 26% of its revenues for the first quarter of 2014 compared to 23% of its revenues for the first quarter of 2013. The improved operating performance was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $12 million, or 15%, to $92 million. Excluding the MWV timberlands, segment costs and expenses decreased by $1 million, or 2%, to $79 million.

Real Estate Segment.

	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	3,035	$4	$1,325	5,685	$7	$1,230
Large Non-Strategic	—	—	—	36,000	53	1,475
Conservation	3,415	6	1,685	970	3	2,580
Higher and Better Use / Recreational	4,125	9	2,200	7,595	15	2,015
Conservation Easements	n/a	4	340	n/a	—	—
Total	10,575	$23		50,250	$78

Revenues decreased by $55 million, or 71%, to $23 million in the first quarter of 2014. This decrease was due primarily to a decrease in large non-strategic land sales ($53 million) and a reduction of sales activity for our other properties due to unusual winter weather throughout most of the U.S. during the first quarter of 2014.

Revenue from the sale of large non-strategic timberlands was $53 million during the first quarter of 2013 compared with no sales during the first quarter of 2014. Large non-strategic sales are expected to provide a smaller percentage of our real estate revenues during 2014 compared to 2013.

Revenues from our higher and better use/ recreational land sales decreased by $6 million, or 40%, to $9 million during the first quarter of 2014. The decrease in sales was due primarily to a harsh and extended winter which reduced the number of individuals evaluating our properties during the first quarter of 2014. We believe the weather impact on sales to be temporary and expect sales activity to increase throughout the remainder of the year. The demand for some of our higher and better use properties has modestly improved due to stronger consumer sentiment and improvement in the U.S. economy. However, the demand for our premium higher and better use / recreational properties remains soft.

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

We expect revenues from real estate sales during 2014 to range between $240 million and $280 million.

Real Estate Segment operating income as a percent of revenue was 52% for the first quarter of 2014 and 58% for the first quarter of 2013. Real Estate Segment costs and expenses decreased by $22 million to $11 million in the first quarter of 2014 due primarily to selling fewer acres as a result of not selling large non-strategic properties in 2014.

Manufacturing Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	37,703 MBF	$573	30,535 MBF	$568
Plywood	39,188 MSF	$451	46,905 MSF	$462
MDF	50,681 MSF	$678	52,329 MSF	$639

(A)	Represents product prices at the mill level.

Revenues increased by $4 million, or 5%, to $90 million in the first quarter of 2014 compared to the first quarter of 2013. This increase in revenues was due primarily to higher lumber sales volume ($3 million), higher lumber prices ($2 million) and higher MDF prices ($2 million), partially offset by lower plywood sales volumes ($3 million).

Lumber sales volume was 24% higher during the first quarter of 2014 compared to the first quarter of 2013 due primarily to resuming operations at our Evergreen, Montana sawmill in April 2013. Our average lumber realizations were flat due to the lower-valued stud lumber produced by the re-opened Evergreen sawmill. However, sales realizations from our board sawmill (which produces higher-value products) increased 15% during the first quarter of 2014 compared to the first quarter of 2013 due primarily to limited supply. The supply of boards has been limited, in part, as many lumber manufacturers switched to producing dimension lumber instead of boards due to improved demand for dimension lumber last year.

MDF average prices were 6% higher during the first quarter of 2014 compared to the first quarter of 2013 due primarily to a supply and demand imbalance. MDF demand has remained steady in many of our specialty markets for products, such as cabinet components, molding and architectural doors. MDF supply in North America continues to be impacted by lower import volumes and the closure of several high-cost domestic mills. Our MDF sales volume was negatively impacted during the first quarter of 2014 by severe winter weather and rail transportation issues.

Plywood sales volume was 17% lower during the first quarter of 2014 compared to the first quarter of 2013 due primarily to low log availability as a result of severe winter weather throughout most of the first quarter which constrained harvesting activities. Plywood sales volume for all of 2014 is expected to decline by approximately 12% compared to the sales volume of 187,000 MBF for all of 2013 due primarily to the weather-related harvesting restrictions.

Manufactured Products Segment operating income was 10% of its revenues for the first quarter of 2014 compared to 12% of its revenues for the first quarter of 2013. This decrease in operating performance was due primarily to higher raw material costs and lower plywood sales volumes. Manufactured Products Segment costs and expenses increased by $5 million, or 7%, to $81 million due primarily to increased lumber sales volumes and higher plywood raw material costs as a result of the declining supply of plywood logs in the region.

Energy and Natural Resources Segment. Revenues increased by $3 million, or 50%, to $9 million during the first quarter of 2014. This increase is due primarily to royalties from our recent acquisition of mineral rights in approximately 255 million tons of aggregate reserves in September 2013 ($2 million) and royalties from recently acquired coal and wind assets in the MeadWestvaco acquisition ($1 million).

Operating income was $6 million during the first quarter of 2014 compared to $5 million during the prior year quarter. Costs and expenses increased by $2 million due primarily to higher depletion expense associated with our newly acquired mineral rights, coal and wind assets.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $18 million during the first quarter of 2014 and decreased operating income by $17 million during the first quarter of 2013.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $29 million during the first quarter of 2014 and by $32 million in the first quarter of 2013. This decrease in expense of $3 million was due primarily to lower share-based compensation costs. The decrease in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Interest Expense, net. On December 6, 2013, we issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets. Our effective net interest rate on this note is approximately 4.5%. Also during 2013, we paid off our remaining Private Debt ($260 million) and made pre-payments of approximately $24 million of principal on our Public Debt.

As a result of the above transactions, interest expense, net of interest income, increased $6 million, or 17%, to $41 million in the first quarter of 2014. This increase was due primarily to interest expense on our $860 million installment note payable ($9 million), offset by a reduction in interest expense as a result of the debt repayments in 2013 ($3 million).

Provision (Benefit) for Income Taxes. The benefit for income taxes was essentially $0 for the first quarter of 2014 compared to expense for income taxes of $1 million for the first quarter of 2013. This $1 million decrease in expense for income taxes was due primarily to lower earnings from our manufacturing businesses during the first quarter of 2014.

At March 31, 2014, we have recorded deferred tax assets of $60 million (net of a $10 million valuation allowance) and deferred tax liabilities of $34 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $60 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At March 31, 2014, we had a cash balance of $104 million and had availability of $519 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Net Cash Provided By (Used In) Operating Activities	$57	$1	$56
Net Cash Provided By (Used In) Investing Activities	(20)	(16)	(4)
Net Cash Provided By (Used In) Financing Activities	(366)	(45)	(321)
Change in Cash and Cash Equivalents	$(329)	$(60)	$(269)

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $57 million compared to $1 million for the three months ended March 31, 2013. The increase of $56 million is due primarily to a positive working capital change ($81 million), higher operating income from our Resources Segments ($12 million), and lower expenditures ($18 million) for the purchase of standing timber (timber deed), partially offset by lower proceeds from real estate sales ($55 million). See Results of Operations for a discussion of factors impacting operating income for our Resources Segments and factors impacting real estate proceeds for our Real Estate Segment.

The positive working capital change was due primarily to the timing of when proceeds from a like-kind exchange are reinvested in replacement property. During the first quarter of 2013, proceeds of $53 million from a large non-strategic real estate sale were placed in a like-kind exchange escrow account. During April 2013, these proceeds were used in connection with a timberland acquisition. There were no like-kind exchange transactions during the first three months of 2014. Furthermore, we had a favorable Interest Payable working capital variance of $13 million during the first quarter of 2014 compared to the first quarter of 2013 due primarily to the timing of interest payments related to the December 6, 2013, issuance of an $860 million installment note to MWV Community Development and Land Management, LLC.

In March 2013, we acquired approximately 0.9 million tons of standing timber under a timber deed that expires in 2020 for $18 million. The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the three months ended March 31, 2014 were $16 million compared to $14 million for the same period in 2013. Planned capital expenditures for 2014 are expected to range between $85 million and $90 million and include approximately $71 million for our timberlands, $7 million for our manufacturing facilities, $5 million for our real estate development projects, and $5 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2014 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for real estate development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Real Estate Development Ventures. In connection with the timberland acquisition from MeadWestvaco Corporation ("MWV") in 2013, the company and MWV formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek has agreed to make capital contributions to MWV-CLP through the year 2020, with minimum required contributions of $9 million during 2014. During the three months ended March 31, 2014, the company made a contribution of $4 million to MWV-CLP.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant, however we do not have any scheduled debt principal payments in 2014. Our next scheduled debt principal payment is our 5.875% Senior Notes ($439 million) which mature in November 2015. We believe that our cash flows from operating activities over the next twelve months will be more than adequate to fund planned capital expenditures and our dividend.

The following table summarizes our sources and uses of cash (in millions):

	Three Months Ended March 31,
	2014	2013	Change
Sources of Cash:
Operations (A)	$53	$97	$(44)
Changes in Working Capital	(24)	(105)	81
Cash Distributions from Timberland Venture	28	27	1
Cash from Stock Option Exercises	1	25	(24)
Total Sources of Cash	58	44	14
Uses of Cash:
Returned to Stockholders:
Dividends	(78)	(68)	(10)
Common Stock Repurchases	(2)	(2)	—
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (B)	(16)	(14)	(2)
Timber Deed Acquired	—	(18)	18
Timberlands Acquired	—	(2)	2
Contribution to Real Estate Development Ventures	(4)	—	(4)
Reduce Debt Obligations, net	(287)	—	(287)
Total Uses of Cash	(387)	(104)	(283)
Change in Cash and Cash Equivalents	$(329)	$(60)	$(269)

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Earnings from Unconsolidated Entities, net, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes, and Other Operating Activities (excluding Expenditures for Real Estate Development - see Footnote B) to Net Income.

(B)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were less than $1 million for each of the three month periods ending March 31, 2014 and 2013.

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

Line of Credit. We have a $700 million revolving line of credit agreement that matures in January 2019. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings.

The weighted-average interest rate for the borrowings on the line of credit was 1.35% and 1.37% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, we had $180 million of borrowings and $1 million of standby letters of credit outstanding; $519 million remained available for borrowing under our line of credit. As of April 1, 2014, $90 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of March 31, 2014 and December 31, 2013, respectively.

The interest rate on the $225 million term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term credit agreement was approximately 1% as of both March 31, 2014 and December 31, 2013. The term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of March 31, 2014, the company had publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes with various maturities and fixed interest rates (“Public Debt”). The Public Debt consists of $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. Public Debt outstanding, including unamortized discount, was $1,329 million as of both March 31, 2014 and December 31, 2013.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM") issued in connection with a December 2013 timberland acquisition. MWV CDLM has pledged the installment note to banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. The company's effective net interest rate on the installment note, after giving effect to patronage distributions and hedging gains, was approximately 4.5% as of both March 31, 2014 and December 31, 2013.

During the ten-year term of the note, interest is paid semi-annually with the principal due upon maturity. The installment note matures on December 6, 2023, but may be extended at the request of the holder (at prevailing market terms) if, at the time of the request, the company intends to refinance all or a portion of the installment note for a term of five years or more. The installment note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption. The installment note is subject to covenants similar to those of our revolving line of credit and term credit agreement.

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of March 31, 2014.

Our Term Credit Agreement, Line of Credit and Installment Note Payable require that we maintain certain interest coverage and not exceed certain maximum leverage ratios. We have no covenants and restrictions associated with changes in our debt ratings. Our Term Credit Agreement, Line of Credit and Installment Note Payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. Furthermore, there are no material covenants associated with our Note Payable to Timberland Venture, and this indebtedness is not considered in computing any of our debt covenants since the debt is an obligation of Plum Creek Timber Company, Inc. and not the Partnership.

As of March 31, 2014, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On May 6, 2014, the Board of Directors declared a dividend of $0.44 per share, or approximately $78 million, which will be paid on May 30, 2014 to stockholders of record on May 16, 2014. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of real estate sales). In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At March 31, 2014, $175 million was available for share repurchases under the current Board of Directors' authorization.

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

Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations, excluding Equity Earnings from the Timberland Venture, and before interest expense (including any gains or losses from extinguishment of debt), taxes, depreciation, depletion, amortization, and basis in real estate sold. In addition to including Equity Earnings from Real Estate Development Ventures in Adjusted EBITDA, we also include, as an add back to Operating Income for the Other Segment, our proportional share of depreciation, depletion, amortization, and basis in real estate sold from this equity method investment. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (U.S. GAAP) and the items excluded from Adjusted EBITDA are significant components of our consolidated financial statements.

We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period, and each business segment’s contribution to that performance, by eliminating non-cash charges to earnings, which can vary significantly by business segment. These non-cash charges include timber depletion, depreciation of fixed assets and the basis in real estate sold. We also use Adjusted EBITDA as a supplemental liquidity measure because we believe it is useful in measuring our ability to generate cash.

First Quarter 2014 Compared to First Quarter 2013

The following table compares Adjusted EBITDA by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2014	2013
Adjusted EBITDA by Segment
Northern Resources	$24	$18	$6
Southern Resources	49	38	11
Real Estate	18	70	(52)
Manufacturing	12	14	(2)
Energy and Natural Resources	8	5	3
Other	(1)	—	(1)
Other Costs and Eliminations, net	(17)	(17)	—
Total Adjusted EBITDA	$93	$128	$(35)

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended March 31 (in millions):

	Quarter Ended March 31, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$16	$8	$—	$24
Southern Resources	31	18	—	49
Real Estate	12	—	6	18
Manufacturing	9	3	—	12
Energy and Natural Resources	6	2	—	8
Other	(1)	—	—	(1)
Other Costs and Eliminations	1	—	—	1
Other Unallocated Operating Income (Expense), net	(18)	—	—	(18)
Total	$56	$31	$6	$93

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	15
Interest Expense	(41)
(Provision) Benefit for Income Taxes	—
Net Income	$30

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$57
Interest Expense				41
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(28)
Equity Earnings, Depletion and Basis of Real Estate Sold from Real Estate Development Ventures				(1)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				2
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				24
Other				(1)
Adjusted EBITDA				$93

(1) Includes Equity Loss from Real Estate Development Ventures ($1 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($0), and basis in real estate sold ($0) from this equity method investment.

(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended March 31, 2013

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$11	$7	$—	$18
Southern Resources	24	14	—	38
Real Estate	45	—	25	70
Manufacturing	10	4	—	14
Energy and Natural Resources	5	—	—	5
Other	—	—	—	—
Other Costs and Eliminations	(17)	—	—	(17)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$78	$25	$25	$128

Reconciliation to Net Income (1)
Equity Earnings from Timberland Venture	14
Interest Expense	(35)
(Provision) Benefit for Income Taxes	(1)
Net Income	$56

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$1
Interest Expense				35
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				1
Distributions from Timberland Venture				(27)
Equity Earnings, Depletion and Basis of Real Estate Sold from Real Estate Development Ventures				—
Deferred Income Taxes				(1)
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				3
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				105
Other				(6)
Adjusted EBITDA				$128

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Approximately $3.0 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. We also have variable rate debt that is affected by changes in market interest rates. For a discussion of our debt obligations and the fair value of the company's debt, see Notes 7 and 9 of the Notes to Consolidated Financial Statements.

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(A)
March 31, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,257
Average Interest Rate(C)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$913
Interest Rate					7.4%
Variable Rate Debt(D)						$225	$225	$225
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value

March 31, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$76	$3	$462	$4	$—	$900	$1,445	$1,545
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$963
Interest Rate						7.4%
Variable Rate Debt						$450	$450	$450

(A)
The increase in fair value of our fixed rate debt compared to March 31, 2013 (excluding related party debt) was due primarily to the issuance of an $860 million installment note, partially offset by principal repayments of $111 million during the twelve month period and higher market interest rates. At March 31, 2014, treasury rates were higher compared to March 31, 2013, resulting in higher market interest rates. This change in market interest rates also resulted in the decrease in fair value of our Note Payable to Timberland Venture at March 31, 2014. The decrease in fair value of our variable rate debt at March 31, 2014 was due to a principal repayment of $225 million during 2013.

(B)	Excludes unamortized discount of $4 million and $6 million at March 31, 2014 and 2013, respectively.

(C)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of March 31, 2014 and March 31, 2013.

(D)
As of March 31, 2014, the interest rate for the term credit agreement was 1.65%. Not included in the above table are borrowings under our $700 million revolving line of credit of $180 million. As of March 31, 2014, the weighted-average interest rate on the $180 million of borrowings was 1.35%.

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

There have been no material changes to the company's Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on February 28, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2014:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
January 1, 2014 through January 31, 2014	0 shares of common stock	$—	0 shares of common stock	$ 175 million
February 1, 2014 through February 28, 2014	41,527 shares of common stock	$42.03	0 shares of common stock	$ 175 million
March 1, 2014 through March 31, 2014	581 shares of common stock	$43.29	0 shares of common stock	$ 175 million
Total	42,108 shares of common stock	$42.05	0 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At March 31, 2014, the remaining share repurchase authorization was $175 million.

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

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

3.3	Amended and Restated Agreement of Limited Partnership of Plum Creek Timberlands, L.P. (Exhibit 3.3 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.1+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2014 (Exhibit 10.25 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013).

10.2+	Restricted Stock Unit Award Agreement for Rick R. Holley For Plan Year 2014.

12.1	Statements regarding computation of ratios.

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: May 7, 2014