Form 10-Q
period 2014-06-30
PLUM CREEK TIMBER CO INC
filed 2014-08-05
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of July 31, 2014 was 177,124,948.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2014	2013
REVENUES:
Timber	$171	$146
Real Estate	77	53
Manufacturing	94	99
Energy and Natural Resources	9	5
Other	5	—
Total Revenues	356	303

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	125	108
Real Estate	30	22
Manufacturing	84	82
Energy and Natural Resources	3	1
Other	5	—
Total Cost of Goods Sold	247	213
Selling, General and Administrative	30	29
Total Costs and Expenses	277	242

Other Operating Income (Expense), net	3	1

Operating Income	82	62

Earnings from Unconsolidated Entities	15	17

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	27	20
Interest Expense (Note Payable to Timberland Venture)	15	15
Total Interest Expense, net	42	35

Income before Income Taxes	55	44

Provision (Benefit) for Income Taxes	—	(2)

Net Income	$55	$46

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.31	$0.28
Net Income per Share – Diluted	$0.31	$0.28

Dividends Declared – per Common Share Outstanding	$0.44	$0.44

Weighted-Average Number of Shares Outstanding
– Basic	177.1	162.9
– Diluted	177.4	163.4

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$17	$17
Equity Loss from Real Estate Development Ventures	(2)	—
Earnings from Unconsolidated Entities	$15	$17

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except Per Share Amounts)	2014	2013
REVENUES:
Timber	$363	$316
Real Estate	100	131
Manufacturing	184	185
Energy and Natural Resources	18	11
Other	8	—
Total Revenues	673	643

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	263	232
Real Estate	40	52
Manufacturing	163	157
Energy and Natural Resources	5	2
Other	8	—
Total Cost of Goods Sold	479	443
Selling, General and Administrative	59	61
Total Costs and Expenses	538	504

Other Operating Income (Expense), net	4	1

Operating Income	139	140

Earnings from Unconsolidated Entities	29	31

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	54	41
Interest Expense (Note Payable to Timberland Venture)	29	29
Total Interest Expense, net	83	70

Income before Income Taxes	85	101

Provision (Benefit) for Income Taxes	—	(1)

Net Income	$85	$102

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.48	$0.63
Net Income per Share – Diluted	$0.47	$0.62

Dividends Declared – per Common Share Outstanding	$0.88	$0.86

Weighted-Average Number of Shares Outstanding
– Basic	177.1	162.6
– Diluted	177.4	163.1

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$32	$31
Equity Loss from Real Estate Development Ventures	(3)	—
Earnings from Unconsolidated Entities	$29	$31

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2014	2013
NET INCOME	$55	$46

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(2)	1

Other Comprehensive Income (Loss) Before Tax	(1)	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(1)	2

Comprehensive Income	$54	$48

	Six Months Ended June 30,
(In Millions)	2014	2013
NET INCOME	$85	$102

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	3

Other Comprehensive Income (Loss) Before Tax	—	5

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	5

Comprehensive Income	$85	$107

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$107	$433
Accounts Receivable	44	29
Inventories	51	55
Deferred Tax Asset	6	9
Assets Held for Sale	55	92
Other Current Assets	20	15
	283	633

Timber and Timberlands, net	4,170	4,180
Minerals and Mineral Rights, net	294	298
Property, Plant and Equipment, net	115	118
Equity Investment in Timberland Venture	215	211
Equity Investment in Real Estate Development Ventures	139	139
Deferred Tax Asset	20	17
Investment in Grantor Trusts (at Fair Value)	46	45
Other Assets	55	54
Total Assets	$5,337	$5,695

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$—
Line of Credit	152	467
Accounts Payable	36	24
Interest Payable	26	22
Wages Payable	17	29
Taxes Payable	14	10
Deferred Revenue	36	26
Other Current Liabilities	11	10
	292	588

Long-Term Debt	2,414	2,414
Note Payable to Timberland Venture	783	783
Other Liabilities	81	78
Total Liabilities	3,570	3,863

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 177.1 at June 30, 2014 and 177.0 at December 31, 2013	2	2
Additional Paid-In Capital	2,950	2,942
Retained Earnings (Accumulated Deficit)	(244)	(173)
Treasury Stock, at Cost, Common Shares – 27.0 at June 30, 2014 and 27.0 at December 31, 2013	(942)	(940)
Accumulated Other Comprehensive Income (Loss)	1	1
Total Stockholders’ Equity	1,767	1,832
Total Liabilities and Stockholders’ Equity	$5,337	$5,695

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$85	$102
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014)	66	51
Basis of Real Estate Sold	31	42
Earnings from Unconsolidated Entities	(29)	(31)
Distributions from Timberland Venture	28	27
Deferred Income Taxes	—	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(2)	(4)
Timber Deed Acquired	—	(18)
Working Capital Changes	7	(40)
Other	3	12
Net Cash Provided By (Used In) Operating Activities	189	140

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $4 MDF Fire Replacement Capital in 2014)	(40)	(31)
Timberlands Acquired	—	(78)
Contributions to Real Estate Development Ventures	(4)	—
Distributions from Real Estate Development Ventures	1	—
Net Cash Provided By (Used In) Investing Activities	(43)	(109)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(156)	(140)
Borrowings on Line of Credit	748	721
Repayments on Line of Credit	(1,063)	(472)
Principal Payments and Retirement of Long-Term Debt	—	(174)
Proceeds from Stock Option Exercises	1	35
Acquisition of Treasury Stock	(2)	(2)
Net Cash Provided By (Used In) Financing Activities	(472)	(32)

Increase (Decrease) In Cash and Cash Equivalents	(326)	(1)
Cash and Cash Equivalents:
Beginning of Period	433	356

End of Period	$107	$355

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2014, the company owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.7 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2014	2013
Net Income Available to Common Stockholders	$55	$46
Denominator for Basic Earnings per Share	177.1	162.9
Effect of Dilutive Securities – Stock Options	0.2	0.4
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	177.4	163.4
Per Share Amounts:
Net Income Per Share – Basic	$0.31	$0.28
Net Income Per Share – Diluted	$0.31	$0.28

	Six Months Ended June 30,
	2014	2013
Net Income Available to Common Stockholders	$85	$102
Denominator for Basic Earnings per Share	177.1	162.6
Effect of Dilutive Securities – Stock Options	0.2	0.4
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	177.4	163.1
Per Share Amounts:
Net Income Per Share - Basic	$0.48	$0.63
Net Income Per Share - Diluted	$0.47	$0.62

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Raw Materials (primarily logs)	$8	$9
Work-In-Process	2	2
Finished Goods	27	30
	37	41
Supplies	14	14
Total	$51	$55

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Timber and Logging Roads, net	$2,624	$2,630
Timber Deeds, net	90	95
Timberlands	1,456	1,455
Timber and Timberlands, net	$4,170	$4,180

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Land, Buildings and Improvements	$92	$91
Machinery and Equipment	324	323
	416	414
Accumulated Depreciation	(301)	(296)
Property, Plant and Equipment, net	$115	$118

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 7. Borrowings

Debt consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	152	467
Fixed Rate Debt
Senior Notes	1,329	1,329
Installment Note Payable	860	860
Note Payable to Timberland Venture	783	783
Total Debt	3,349	3,664
Less:
Current Portion of Long-Term Debt	—	—
Line of Credit	152	467
Long-Term Portion	$3,197	$3,197

(A)
The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of June 30, 2014 and December 31, 2013, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2014 and December 31, 2013.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.36% and 1.37% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had $152 million of borrowings and $2 million of standby letters of credit outstanding; $546 million remained available for borrowing under our $700 million line of credit. As of July 1, 2014, $105 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2014 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2014	177.0	$2	$2,942	$(173)	$(940)	$1	$1,832
Net Income				30			30
Other Comprehensive Income (Loss)						1	1
Dividends				(78)			(78)
Stock Option Exercises	—	—	1				1
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			4				4
Common Stock Repurchased	—	—			(2)		(2)
March 31, 2014	177.1	$2	$2,947	$(221)	$(942)	$2	$1,788
Net Income				55			55
Other Comprehensive Income (Loss)						(1)	(1)
Dividends				(78)			(78)
Share-based Compensation			3				3
June 30, 2014	177.1	$2	$2,950	$(244)	$(942)	$1	$1,767

The changes in the company’s accumulated other comprehensive income by component, net of tax, were as follows during 2014 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss (A)	Gain on Cash Flow Hedge	Total
January 1, 2014	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	—	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
March 31, 2014	$14	$(17)	$5	$2
Other Comprehensive Income (Loss) before Reclassifications	(2)	—	—	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2014	$12	$(16)	$5	$1

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

	Balance at June 30, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$100	$100
Available-for-Sale Securities (B)	41	41
Trading Securities (B)	5	5
Total	$146	$146

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $107 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013. At June 30, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations for the quarters and six-month periods ending June 30, 2014 and June 30, 2013. As of June 30, 2014, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 8 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2014 and December 31, 2013. Changes in the fair value of trading securities were not material to the company's financial position or results of operations for the quarters and six-month periods ending June 30, 2014 and June 30, 2013.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at June 30, 2014
	Carrying Amount at June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,395	$—	$1,395
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	152	—	152	—	152
Installment Note Payable (D)	860	—	894	—	894
Note Payable to Timberland Venture (E)	783	—	—	911	911
Total Debt	$3,349	$—	$2,666	$911	$3,577

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Note Payable to Timberland Venture (E)	783	—	—	916	916
Total Debt	$3,664	$—	$2,898	$916	$3,814

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2014 and 2013.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2014	2013
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(3)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$2	$3

	Six Months Ended June 30,
	2014	2013
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(5)	(4)
Recognized Actuarial Loss	1	2
Total Pension Cost	$4	$6

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

MDF Fire Loss and Related Insurance Recoveries. During the second quarter of 2014, the company incurred a fire loss at its Medium Density Fiberboard (“MDF”) facility. The estimated net book value of the MDF building and equipment damaged by the fire was $2 million.

The company carries property insurance which is expected to reimburse the company for costs incurred to rebuild the damaged building and equipment along with any related lost earnings (i.e. business interruption insurance). During the second quarter of 2014, the company recognized insurance recoveries of $4 million (the amount of costs incurred during the second quarter to rebuild the damaged building and equipment). The estimated $2 million fire loss and related $4 million insurance recoveries resulted in a net $2 million gain and is included in second quarter operating income for the Manufacturing Segment and in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the second half of 2014, the company expects to recognize additional insurance recoveries ranging between $8 million and $12 million related to additional costs to restore the damaged building and equipment along with reimbursements for lost earnings. Insurance proceeds related to reimbursed costs to restore the damaged property will be reported when received under investing activities and insurance proceeds associated with lost earnings will be reported under operating activities in the Consolidated Statements of Cash Flows.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Variable Interest Entities

Real Estate Development Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company has committed to contribute capital of $44 million over the next seven years in connection with its interest in the Class B Properties. The company has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million during 2013 and its ongoing capital calls under the LLC agreement. Capital contributions of $4 million were made during the six months ended June 30, 2014. The company does not intend to provide any other sources of financing for MWV-CLP. We account for our interest in MWV-CLP under the equity method of accounting.

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

The carrying amount of our investment in MWV-CLP is $139 million as of both June 30, 2014 and December 31, 2013, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $139 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $44 million over the next seven years. The company has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 5% ownership interest in the Class A Properties in which it is generally entitled to 5% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $215 million at June 30, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $215 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $32 million for the six-month period ending June 30, 2014, and were $31 million for the six-month period ending June 30, 2013. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $4 million for each of the six-month periods ended June 30, 2014 and 2013, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $29 million for each of the six-month periods ended June 30, 2014 and 2013. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Six Months Ended June 30,
	2014	2013
Revenues	$10	$8
Cost of Goods Sold (A)	9	7
Selling, General and Administrative Expenses	2	3
Operating Income (Loss)	(1)	(2)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$28	$27

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $8 million and $7 million for the six-month periods ended June 30, 2014 and 2013, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other (B)	Total (C)

Quarter Ended June 30, 2014
External Revenues	$44	$127	$77	$94	$9	$5	$356
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	6	19	—	6	2	—	33
Basis of Real Estate Sold	—	—	25	—	—	—	25
Other Operating Gain	—	—	—	2	—	—	2
Equity Loss (D)	—	—	—	—	—	(2)	(2)
Operating Income (Loss)	5	33	45	10	6	(3)	96

Quarter Ended June 30, 2013
External Revenues	$48	$98	$53	$99	$5	$—	$303
Intersegment Revenues	5	—	—	—	—	—	5
Depreciation, Depletion and Amortization	5	14	—	4	1	—	24
Basis of Real Estate Sold	—	—	17	—	—	—	17
Other Operating Gain	—	—	—	—	—	—	—
Equity Loss (D)	—	—	—	—	—	—	—
Operating Income (Loss)	8	23	30	14	4	—	79

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other (B)	Total (C)

Six Months Ended June 30, 2014
External Revenues	$113	$250	$100	$184	$18	$8	$673
Intersegment Revenues	14	—	—	—	—	—	14
Depreciation, Depletion and Amortization	14	37	—	9	4	—	64
Basis of Real Estate Sold	—	—	31	—	—	—	31
Other Operating Gain	—	—	—	2	—	—	2
Equity Loss (D)	—	—	—	—	—	(3)	(3)
Operating Income	21	64	57	19	12	(4)	169

Six Months Ended June 30, 2013
External Revenues	$114	$202	$131	$185	$11	$—	$643
Intersegment Revenues	13	—	—	—	—	—	13
Depreciation, Depletion and Amortization	12	28	—	8	1	—	49
Basis of Real Estate Sold	—	—	42	—	—	—	42
Other Operating Gain	—	—	—	—	—	—	—
Equity Loss (D)	—	—	—	—	—	—	—
Operating Income	19	47	75	24	9	—	174

(A)
During the second quarter of 2014, the company experienced a fire at its MDF facility. The company recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During the second quarter of 2014, the company also recorded a $4 million gain related to partial insurance recoveries the company

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expects to receive. The amount of insurance recoveries was based on the costs incurred during the second quarter to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the second quarter of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
The Other Segment includes revenue and expenses associated with our new business of providing timber and wood-fiber procurement services, along with equity earnings (losses) associated with our investments in real estate development ventures. There were no similar activities in 2013.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2014 and June 30, 2013, respectively, and includes $2 million for each of the six-month periods ended June 30, 2014 and June 30, 2013, respectively.

(D)
For Segment reporting, Equity Loss from Real Estate Development Ventures of $2 million and $0 for the quarterly periods ended June 30, 2014 and June 30, 2013, respectively, and Equity Loss from Real Estate Development Ventures of $3 million and $0 for the six-month periods ended June 30, 2014 and June 30, 2013, respectively, are included in Operating Income (Loss) for the Other Segment.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2014	2013
Total Segment Operating Income (from table above)	$96	$79
Corporate and Other Unallocated Expenses	(17)	(18)
Other Unallocated Operating Income (Expense), net	1	1
Equity Earnings from Timberland Venture	17	17
Total Interest Expense, net	(42)	(35)
Income before Income Taxes	$55	$44

	Six Months Ended June 30,
	2014	2013
Total Segment Operating Income (from table above)	$169	$174
Corporate and Other Unallocated Expenses	(35)	(35)
Other Unallocated Operating Income (Expense), net	2	1
Equity Earnings from Timberland Venture	32	31
Total Interest Expense, net	(83)	(70)
Income before Income Taxes	$85	$101

Note 15. Subsequent Events

Quarterly Dividend. On August 4, 2014, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $78 million, which will be paid on August 29, 2014 to stockholders of record on August 15, 2014.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of June 30, 2014, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2014	2013
REVENUES:
Timber	$171	$146
Real Estate	77	53
Manufacturing	94	99
Energy and Natural Resources	9	5
Other	5	—
Total Revenues	356	303

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	125	108
Real Estate	30	22
Manufacturing	84	82
Energy and Natural Resources	3	1
Other	5	—
Total Cost of Goods Sold	247	213
Selling, General and Administrative	30	29
Total Costs and Expenses	277	242

Other Operating Income (Expense), net	3	1

Operating Income	82	62

Earnings from Unconsolidated Entities	15	17

Interest Expense, net	27	20

Income before Income Taxes	70	59

Provision (Benefit) for Income Taxes	—	(2)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	70	61
Net Income Allocable to Series T-1 Preferred Interest	(15)	(15)
Net Income Available to Common Interest Partners	$55	$46

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$17	$17
Equity Loss from Real Estate Development Ventures	(2)	—
Earnings from Unconsolidated Entities	$15	$17

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2014	2013
REVENUES:
Timber	$363	$316
Real Estate	100	131
Manufacturing	184	185
Energy and Natural Resources	18	11
Other	8	—
Total Revenues	673	643

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	263	232
Real Estate	40	52
Manufacturing	163	157
Energy and Natural Resources	5	2
Other	8	—
Total Cost of Goods Sold	479	443
Selling, General and Administrative	59	61
Total Costs and Expenses	538	504

Other Operating Income (Expense), net	4	1

Operating Income	139	140

Earnings from Unconsolidated Entities	29	31

Interest Expense, net	54	41

Income before Income Taxes	114	130

Provision (Benefit) for Income Taxes	—	(1)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	114	131
Net Income Allocable to Series T-1 Preferred Interest	(29)	(29)
Net Income Available to Common Interest Partners	$85	$102

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$32	$31
Equity Loss from Real Estate Development Ventures	(3)	—
Earnings from Unconsolidated Entities	$29	$31

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2014	2013
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$70	$61

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(2)	1

Other Comprehensive Income (Loss) Before Tax	(1)	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(1)	2

Comprehensive Income	$69	$63

	Six Months Ended June 30,
(In Millions)	2014	2013
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$114	$131

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	2
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	3

Other Comprehensive Income (Loss) Before Tax	—	5

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	5

Comprehensive Income	$114	$136

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$107	$433
Accounts Receivable	44	29
Inventories	51	55
Deferred Tax Asset	6	9
Assets Held for Sale	55	92
Other Current Assets	20	15
	283	633

Timber and Timberlands, net	4,170	4,180
Minerals and Mineral Rights, net	294	298
Property, Plant and Equipment, net	115	118
Equity Investment in Timberland Venture	215	211
Equity Investment in Real Estate Development Ventures	139	139
Deferred Tax Asset	20	17
Investment in Grantor Trusts ($46 and $45 at Fair Value in 2014 and 2013)	47	46
Other Assets	55	54
Total Assets	$5,338	$5,696

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$—
Line of Credit	152	467
Accounts Payable	36	24
Interest Payable	19	15
Wages Payable	17	29
Taxes Payable	14	10
Deferred Revenue	36	26
Other Current Liabilities	11	10
	285	581

Long-Term Debt	2,414	2,414
Other Liabilities	82	79
Total Liabilities	2,781	3,074

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,767	1,832
Total Partnership Capital	2,557	2,622
Total Liabilities and Partnership Capital	$5,338	$5,696

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$114	$131
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014)	66	51
Basis of Real Estate Sold	31	42
Earnings from Unconsolidated Entities	(29)	(31)
Distributions from Timberland Venture	28	27
Deferred Income Taxes	—	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(2)	(4)
Timber Deed Acquired	—	(18)
Working Capital Changes	7	(40)
Other	3	12
Net Cash Provided By (Used In) Operating Activities	218	169

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $4 MDF Fire Replacement Capital in 2014)	(40)	(31)
Timberlands Acquired	—	(78)
Contributions to Real Estate Development Ventures	(4)	—
Distributions from Real Estate Development Ventures	1	—
Net Cash Provided By (Used In) Investing Activities	(43)	(109)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(157)	(107)
Cash Distributions for Series T-1 Preferred Interest	(29)	(29)
Borrowings on Line of Credit	748	721
Repayments on Line of Credit	(1,063)	(472)
Principal Payments and Retirement of Long-Term Debt	—	(174)
Net Cash Provided By (Used In) Financing Activities	(501)	(61)

Increase (Decrease) In Cash and Cash Equivalents	(326)	(1)
Cash and Cash Equivalents:
Beginning of Period	433	356

End of Period	$107	$355

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

At June 30, 2014, the Operating Partnership owned and managed approximately 6.7 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.7 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Raw Materials (primarily logs)	$8	$9
Work-In-Process	2	2
Finished Goods	27	30
	37	41
Supplies	14	14
Total	$51	$55

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Timber and Logging Roads, net	$2,624	$2,630
Timber Deeds, net	90	95
Timberlands	1,456	1,455
Timber and Timberlands, net	$4,170	$4,180

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Land, Buildings and Improvements	$92	$91
Machinery and Equipment	324	323
	416	414
Accumulated Depreciation	(301)	(296)
Property, Plant and Equipment, net	$115	$118

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Note 6. Borrowings

Debt consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	152	467
Fixed Rate Debt
Senior Notes	1,329	1,329
Installment Note Payable	860	860
Total Debt	2,566	2,881
Less:
Current Portion of Long-Term Debt	—	—
Line of Credit	152	467
Long-Term Portion	$2,414	$2,414

(A)
The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of June 30, 2014 and December 31, 2013, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2014 and December 31, 2013.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.36% and 1.37% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had $152 million of borrowings and $2 million of standby letters of credit outstanding; $546 million remained available for borrowing under our $700 million line of credit. As of July 1, 2014, $105 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2014 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2014	$790	$1,831	$1	$2,622
Net Income before Allocation to Series T-1 Preferred Interest and Partners		44		44
Other Comprehensive Income (Loss)			1	1
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(79)		(79)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		4		4
March 31, 2014	$790	$1,786	$2	$2,578
Net Income before Allocation to Series T-1 Preferred Interest and Partners		70		70
Other Comprehensive Income (Loss)			(1)	(1)
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(78)		(78)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		3		3
June 30, 2014	$790	$1,766	$1	$2,557

The changes in the Operating Partnership's accumulated other comprehensive income by component, net of tax, were as follows during 2014 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss (A)	Gain on Cash Flow Hedge	Total
January 1, 2014	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	—	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
March 31, 2014	$14	$(17)	$5	$2
Other Comprehensive Income (Loss) before Reclassifications	(2)	—	—	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2014	$12	$(16)	$5	$1

(A)    Amortization of actuarial gains and losses on the company's defined benefit pension plans is included in the computation of pension cost. See Note 9 of the Notes to Consolidated Financial Statements.

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

	Balance at June 30, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$100	$100
Available-for-Sale Securities (B)	41	41
Trading Securities (B)	5	5
Total	$146	$146

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $107 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013. At June 30, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations for the quarters and six-month periods ending June 30, 2014 and June 30, 2013. As of June 30, 2014, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 7 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2014 and December 31, 2013. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations for the quarters and six-month periods ending June 30, 2014 and June 30, 2013.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at June 30, 2014
	Carrying Amount at June 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,395	$—	$1,395
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	152	—	152	—	152
Installment Note Payable (D)	860	—	894	—	894
Total Debt	$2,566	$—	$2,666	$—	$2,666

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Total Debt	$2,881	$—	$2,898	$—	$2,898

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2014 and 2013.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2014	2013
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(3)	(2)
Recognized Actuarial Loss	1	1
Total Pension Cost	$2	$3

	Six Months Ended June 30,
	2014	2013
Service Cost	$4	$4
Interest Cost	4	4
Expected Return on Plan Assets	(5)	(4)
Recognized Actuarial Loss	1	2
Total Pension Cost	$4	$6

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

MDF Fire Loss and Related Insurance Recoveries. During the second quarter of 2014, the Operating Partnership incurred a fire loss at its Medium Density Fiberboard (“MDF”) facility. The estimated net book value of the MDF building and equipment damaged by the fire was $2 million.

The Operating Partnership carries property insurance which is expected to reimburse the Operating Partnership for costs incurred to rebuild the damaged building and equipment along with any related lost earnings (i.e. business interruption insurance). During the second quarter of 2014, the Operating Partnership recognized insurance recoveries of $4 million (the amount of costs incurred during the second quarter to rebuild the damaged building and equipment). The estimated $2 million fire loss and related $4 million insurance recoveries resulted in a net $2 million gain and is included in second quarter operating income for the Manufacturing Segment and in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the second half of 2014, the Operating Partnership expects to recognize additional insurance recoveries ranging between $8 million and $12 million related to additional costs to restore the damaged building and equipment along with reimbursements for lost earnings. Insurance proceeds related to reimbursed costs to restore the damaged property will be reported when received under investing activities and insurance proceeds associated with lost earnings will be reported under operating activities in the Consolidated Statements of Cash Flows.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Variable Interest Entities

Real Estate Development Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership has committed to contribute capital of $44 million over the next seven years in connection with its interest in the Class B Properties. The Operating Partnership has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million during 2013 and its ongoing capital calls under the LLC agreement. Capital contributions of $4 million were made during the six months ended June 30, 2014. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP. The Operating Partnership accounts for its interest in MWV-CLP under the equity method of accounting.

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

The carrying amount of our investment in MWV-CLP is $139 million as of both June 30, 2014 and December 31, 2013, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $139 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $44 million over the next seven years. The Operating Partnership has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 5% ownership interest in the Class A Properties in which it is generally entitled to 5% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $215 million at June 30, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $215 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $32 million for the six-month period ending June 30, 2014, and were $31 million for the six-month period ending June 30, 2013. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $4 million for each of the six-month periods ended June 30, 2014 and 2013, respectively. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Six Months Ended June 30,
	2014	2013
Revenues	$10	$8
Cost of Goods Sold (A)	9	7
Selling, General and Administrative Expenses	2	3
Operating Income (Loss)	(1)	(2)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$28	$27

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $8 million and $7 million for the six-month periods ended June 30, 2014 and 2013, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other (B)	Total (C)

Quarter Ended June 30, 2014
External Revenues	$44	$127	$77	$94	$9	$5	$356
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	6	19	—	6	2	—	33
Basis of Real Estate Sold	—	—	25	—	—	—	25
Other Operating Gain	—	—	—	2	—	—	2
Equity Loss (D)	—	—	—	—	—	(2)	(2)
Operating Income (Loss)	5	33	45	10	6	(3)	96

Quarter Ended June 30, 2013
External Revenues	$48	$98	$53	$99	$5	$—	$303
Intersegment Revenues	5	—	—	—	—	—	5
Depreciation, Depletion and Amortization	5	14	—	4	1	—	24
Basis of Real Estate Sold	—	—	17	—	—	—	17
Other Operating Gain	—	—	—	—	—	—	—
Equity Loss (D)	—	—	—	—	—	—	—
Operating Income (Loss)	8	23	30	14	4	—	79

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other (B)	Total (C)

Six Months Ended June 30, 2014
External Revenues	$113	$250	$100	$184	$18	$8	$673
Intersegment Revenues	14	—	—	—	—	—	14
Depreciation, Depletion and Amortization	14	37	—	9	4	—	64
Basis of Real Estate Sold	—	—	31	—	—	—	31
Other Operating Gain	—	—	—	2	—	—	2
Equity Loss (D)	—	—	—	—	—	(3)	(3)
Operating Income	21	64	57	19	12	(4)	169

Six Months Ended June 30, 2013
External Revenues	$114	$202	$131	$185	$11	$—	$643
Intersegment Revenues	13	—	—	—	—	—	13
Depreciation, Depletion and Amortization	12	28	—	8	1	—	49
Basis of Real Estate Sold	—	—	42	—	—	—	42
Other Operating Gain	—	—	—	—	—	—	—
Equity Loss (D)	—	—	—	—	—	—	—
Operating Income	19	47	75	24	9	—	174

(A)
During the second quarter of 2014, the Operating Partnership experienced a fire at its MDF facility. The Operating Partnership recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During the second quarter of 2014, the Operating Partnership also recorded a $4 million gain related to partial

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

insurance recoveries the Operating Partnership expects to receive. The amount of insurance recoveries was based on the costs incurred during the second quarter to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the second quarter of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
The Other Segment includes revenue and expenses associated with our new business of providing timber and wood-fiber procurement services, along with equity earnings (losses) associated with our investments in real estate development ventures. There were no similar activities in 2013.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2014 and June 30, 2013, respectively, and includes $2 million for each of the six-month periods ended June 30, 2014 and June 30, 2013, respectively.

(D)
For Segment reporting, Equity Loss from Real Estate Development Ventures of $2 million and $0 for the quarterly periods ended June 30, 2014 and June 30, 2013, respectively, and Equity Loss from Real Estate Development Ventures of $3 million and $0 for the six-month periods ended June 30, 2014 and June 30, 2013, respectively, are included in Operating Income (Loss) for the Other Segment.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2014	2013
Total Segment Operating Income (from table above)	$96	$79
Corporate and Other Unallocated Expenses	(17)	(18)
Other Unallocated Operating Income (Expense), net	1	1
Equity Earnings from Timberland Venture	17	17
Interest Expense, net	(27)	(20)
Income before Income Taxes	$70	$59

	Six Months Ended June 30,
	2014	2013
Total Segment Operating Income (from table above)	$169	$174
Corporate and Other Unallocated Expenses	(35)	(35)
Other Unallocated Operating Income (Expense), net	2	1
Equity Earnings from Timberland Venture	32	31
Interest Expense, net	(54)	(41)
Income before Income Taxes	$114	$130

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Second Quarter 2014 Compared to Second Quarter 2013

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2014	2013
Operating Income (Loss) by Segment
Northern Resources	$5	$8	$(3)
Southern Resources	33	23	10
Real Estate	45	30	15
Manufacturing	10	14	(4)
Energy and Natural Resources	6	4	2
Other	(3)	—	(3)
Total Segment Operating Income	96	79	17
Other Costs and Eliminations	(17)	(18)	1
Other Unallocated Operating Income (Expense), net	1	1	—
Equity Earnings from Timberland Venture	17	17	—
Total Interest Expense, net	(42)	(35)	(7)
Provision (Benefit) for Income Taxes	—	(2)	2
Net Income	$55	$46	$9

Northern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MeadWestvaco Corporation ("MWV"). Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment.

Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.499	$83	0.581	$79
Pulpwood ($/Ton Delivered)	0.248	$41	0.209	$42
Total	0.747		0.790

Revenues decreased by $3 million, or 6%, to $50 million in the second quarter of 2014 compared to the second quarter of 2013. Excluding the acquired MWV timberlands, revenues decreased by $7 million, or 13%, to $46 million. The decrease was due primarily to lower sawlog harvest volumes ($9 million), partially offset by higher sawlog prices ($2 million).

Sawlog harvest volumes decreased 14% in the second quarter of 2014 compared to the second quarter of 2013. Excluding the MWV timberlands, sawlog harvest volumes decreased 19% in the second quarter of 2014 compared to the second quarter of 2013 due primarily to recent land sales and harvest schedule and timber inventory updates. Pulpwood harvest volumes increased 19% in the second quarter of 2014 compared to the second quarter of 2013. Excluding the MWV timberlands, pulpwood harvest volumes decreased 6% in the second quarter of 2014 compared to the second quarter of 2013.

Sawlog prices increased 5% in the second quarter of 2014 compared to the second quarter of 2013. Sawlog prices increased due primarily to improving demand and limited supply. The demand for sawlogs has improved due primarily to improving U.S. housing starts and increased exports of logs and lumber (primarily to China). Housing starts during the first six months of 2014 increased 6% compared to the first six months of 2013. The supply of sawlogs in our Northern Segment remains limited.

Excluding the MWV timberlands, Northern Resources Segment operating income was 9% of its revenues for the second quarter of 2014 compared to 15% of its revenues for the second quarter of 2013. The decrease in operating performance was due primarily to lower sawlog harvest levels. Segment costs and expenses were $45 million for both the second quarter of 2014 and the second quarter of 2013. Excluding the MWV timberlands, segment costs and expenses decreased by $4 million, or 9%, to $42 million due primarily to lower sawlog harvest volumes, partially offset by higher log and haul rates. Log and haul rates per ton increased 5% ($1 million) due primarily to salvage logging on our Montana and Oregon timberlands that were impacted by fires in 2013.

For 2014, we still expect sawlog harvest volumes to decrease by approximately 10% compared to the 2.5 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to decrease by approximately 15% compared to tons harvested in 2013. We expect pulpwood harvest volumes to increase by approximately 15% compared to the 1.4 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to be comparable to tons harvested in 2013.

Southern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MWV. Of the MWV timberlands acquired, approximately 354,000 acres are included in the Southern Resources Segment.

Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.619	$22	1.276	$21
Pulpwood ($/Ton Stumpage)	2.159	$12	1.688	$11
Total	3.778		2.964

Revenues increased by $29 million, or 30%, to $127 million in the second quarter of 2014 compared to the second quarter of 2013. Excluding the acquired MWV timberlands, revenues increased by $8 million, or 8% to $106 million. This increase was due primarily to higher sawlog volumes ($3 million), higher sawlog prices ($2 million), higher pulpwood volumes ($2 million), and higher pulpwood prices ($1 million).

Sawlog prices increased approximately 3% during the second quarter of 2014 compared to the second quarter of 2013 due primarily to increased log demand resulting from improved U.S. housing starts. Housing starts during the first six months of 2014 increased 6% compared to the first six months of 2013. Sawlog price improvement remained modest as total lumber production in the Southern U.S. was at relatively low levels and, as a result, there continued to be an adequate supply of logs at current demand levels.

Pulpwood prices increased 9% during the second quarter of 2014 compared to the second quarter of 2013. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board and the export of wood pellets used to produce bioenergy.

Sawlog harvest volumes increased 27% during the second quarter of 2014 compared to the second quarter of 2013 and pulpwood harvest volumes increased 28% compared to the same period in the prior year. Excluding the MWV timberlands, sawlog harvest volumes increased 8% and pulpwood harvest volumes increased 6%. These increases are due primarily to harvest deferrals during the first half of 2013 to later in the year in anticipation of improving log prices.

Excluding the MWV timberlands, Southern Resources Segment operating income was 26% of its revenues for the second quarter of 2014 compared to 23% of its revenues for the second quarter of 2013. The improved operating performance was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $19 million, or 25%, to $94 million for the second quarter of 2014 due primarily to higher harvest volumes ($15 million) and, to a lesser extent, increased forest management expenses ($2 million) and higher depletion rates ($1 million) related to the MWV timberlands. Excluding the MWV timberlands, segment costs and expenses increased by $4 million, or 5%, to $79 million due primarily to increased harvest volumes.

For 2014, we expect sawlog harvest volumes to increase by approximately 15% compared to the 5.9 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to be flat compared to tons harvested in 2013. We expect pulpwood harvest volumes to increase by approximately 30% compared to the 7.6 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to increase by approximately 5% compared to tons harvested in 2013.

Real Estate Segment.

	Quarter Ended June 30, 2014			Quarter Ended June 30, 2013
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	23,640	$19	$790	17,130	$20	$1,185
Large Non-Strategic	—	—	—	—	—	—
Conservation	11,875	8	635	17,525	14	835
Higher and Better Use / Recreational	31,530	46	1,485	9,825	19	1,925
Conservation Easements	n/a	4	300	n/a	—	—
Total	67,045	$77		44,480	$53

Revenues increased by $24 million, or 45%, to $77 million in the second quarter of 2014 compared to the second quarter of 2013. This increase was due primarily to selling approximately 49,400 acres in Wisconsin during the second quarter of 2014 for $45.3 million. The transaction consisted of the following collection of properties: approximately 22,400 acres of higher and better use / recreational property with an estimated value of $28.7 million; approximately 17,000 acres of small non-strategic property with an estimated value of $11.6 million; and approximately 10,000 acres of conservation property with an estimated value of $5 million.

Revenues from our higher and better use / recreational land sales increased due primarily to our second quarter of 2014 Wisconsin sale. Additionally, average per acre selling prices of higher and better use / recreational properties decreased by 23% during the second quarter of 2014 compared to the same period in the prior year due primarily to selling a significant number of acres in Wisconsin which generally has lower land values than other regions of the country. Correspondingly, the average per acre selling price for the second quarter of 2014 excluding the Wisconsin sale would have been similar to the revenue per acre we have realized in recent quarters.

Revenues from the sale of conservation properties consisted of large parcels in both the second quarter of 2014 and 2013. During the second quarter of 2014 we sold approximately 10,000 acres in Wisconsin and during the second quarter of 2013 we sold approximately 12,000 acres in Maine. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

During the second quarter of 2014 the company sold a conservation easement in New Hampshire for $4 million. No easement sales occurred during the second quarter of 2013.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). Also, in any period the average sales price per acre will vary based on the location and physical characteristics of the parcels sold.

Real Estate Segment operating income was 58% of its second quarter revenues for 2014 compared to 57% for 2013. Real Estate Segment costs and expenses increased by $9 million to $32 million in the second quarter of 2014 due primarily to selling more acres during 2014.

Manufacturing Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	39,697 MBF	$594	36,770 MBF	$544
Plywood	37,620 MSF	$468	48,364 MSF	$464
MDF	54,831 MSF	$675	60,273 MSF	$668

(A)	Represents product prices at the mill level.

Revenues decreased by $5 million, or 5%, to $94 million in the second quarter of 2014 compared to the second quarter of 2013. This decrease in revenues was due primarily to lower plywood sales volumes ($5 million) and lower MDF sales volumes ($4 million), partially offset by higher lumber prices ($3 million) and higher lumber sales volume ($1 million).

Plywood sales volume was 22% lower during the second quarter of 2014 compared to the second quarter of 2013 due primarily to a shortage of logs. During the first quarter of 2014, we experienced severe winter weather which prevented us from building adequate log inventories to support normal production levels during the second quarter of 2014. As a result, plywood sales volume for all of 2014 is expected to decline by approximately 10% compared to the sales volume of 187,000 MSF for all of 2013 due primarily to limited log availability.

MDF sales volume was 9% lower during the second quarter of 2014 compared to the second quarter of 2013 due primarily to a fire at our MDF facility. The fire, which occurred on June 10, 2014, temporarily suspended production at the facility. While production resumed in July, we expect MDF sales volume for all of 2014 to decline by approximately 6% compared to the sales volume of 214,000 MSF for all of 2013 as a result of the fire.

During the second quarter of 2014, we recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the MDF fire. We also recorded a $4 million gain related to partial insurance recoveries we expect to receive. The amount of insurance recoveries was based on the costs incurred during the second quarter to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the second quarter of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 11 of the Notes to Consolidated Financial Statements.

Lumber average prices increased 9% during the second quarter of 2014 compared to the second quarter of 2013 due primarily to a limited supply of boards. The supply of boards has been limited, in part, as many lumber manufacturers switched to producing dimension lumber instead of boards due to improved demand for dimension lumber. Lumber sales volume was 8% higher during the second quarter of 2014 compared to the second quarter of 2013 due primarily to resuming operations at our Evergreen, Montana (stud lumber) sawmill in April 2013.

Manufacturing Segment operating income was 11% of its revenues for the second quarter of 2014 compared to 14% of its revenues for the second quarter of 2013. This decrease in operating performance was due primarily to lower plywood and MDF sales volumes and higher raw material costs, partially offset by insurance recovery gains. Manufacturing Segment costs and expenses increased by $1 million, or 1%, to $86 million. The increase in costs and expenses was due primarily to increased lumber sales volumes and higher plywood and lumber raw material costs, offset, in part, by lower plywood and MDF sales volumes. Plywood and lumber raw material costs on a per unit basis increased by approximately $5 million during the second quarter of 2014 due primarily to a regional log shortage.

Energy and Natural Resources Segment. Revenues increased by $4 million, or 80%, to $9 million during the second quarter of 2014. This increase is due primarily to royalties from our recent acquisition of mineral rights in approximately 255 million tons of aggregate reserves in September 2013 ($2 million) and royalties from recently acquired coal and wind assets in the MWV acquisition ($2 million).

Operating income was $6 million during the second quarter of 2014 compared to $4 million during the prior year quarter. Costs and expenses increased by $2 million to $3 million during the second quarter of 2014 due primarily to higher depletion expense associated with our newly acquired mineral rights, coal and wind assets.

Other Segment. Beginning in 2014, in connection with the new business of providing timber and wood-fiber procurement services, we began reporting in our Other Segment business activities associated with the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, we report in the Other Segment the equity earnings (losses) associated with our recently acquired investment in MWV-Charleston Land Partners, LLC (“MWV-CLP”). See Note 12 of the Notes to Consolidated Financial Statements. For the second quarter of 2014, the Other Segment reported a loss of $3 million that is due primarily to recording our share of equity loss from our investment in MWV-CLP.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $17 million during the second quarter of 2014 and decreased operating income by $18 million during the second quarter of 2013.

Interest Expense, net. On December 6, 2013, we issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets. Our effective net interest rate on this note is approximately 4.5%. Also during 2013, we paid off our remaining Private Debt ($260 million), paid down $225 million of our term credit agreement and made pre-payments of approximately $24 million of principal on our Public Debt.

As a result of the above transactions, interest expense, net of interest income, increased $7 million, or 20%, to $42 million in the second quarter of 2014. This increase was due primarily to interest expense on our $860 million installment note payable ($9 million), offset by a reduction in interest expense as a result of the debt repayments in 2013 ($2 million).

Provision (Benefit) for Income Taxes. The provision for income taxes was essentially $0 for the second quarter of 2014 compared to a benefit for income taxes of $2 million for the second quarter of 2013. This $2 million increase in expense for income taxes was due primarily to higher earnings from real estate sales by our taxable REIT subsidiaries, which increased tax expense by $4 million, offset in part by lower earnings from our manufacturing businesses, which decreased tax expense by $2 million.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2014	2013
Operating Income (Loss) by Segment
Northern Resources	$21	$19	$2
Southern Resources	64	47	17
Real Estate	57	75	(18)
Manufacturing	19	24	(5)
Energy and Natural Resources	12	9	3
Other	(4)	—	(4)
Total Segment Operating Income	169	174	(5)
Other Costs and Eliminations	(35)	(35)	—
Other Unallocated Operating Income (Expense), net	2	1	1
Equity Earnings from Timberland Venture	32	31	1
Total Interest Expense, net	(83)	(70)	(13)
Provision (Benefit) for Income Taxes	—	(1)	1
Net Income	$85	$102	$(17)

Northern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MWV. Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment.

Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.166	$85	1.285	$78
Pulpwood ($/Ton Delivered)	0.718	$43	0.623	$42
Total	1.884		1.908

Revenues were $127 million for both the first six months of 2014 and the first six months of 2013. Excluding the acquired MWV timberlands, revenues decreased by $6 million, or 5% to $121 million. The decrease was due primarily to lower sawlog volumes ($13 million), partially offset by higher sawlog prices ($8 million).

Sawlog harvest volumes decreased 9% during the first six months of 2014 compared to the first six months of 2013. Excluding the MWV timberlands, sawlog harvest volumes decreased 13% during the first six months of 2014 compared to the first six months of 2013 due primarily to recent land sales and harvest schedule and timber inventory updates. Pulpwood harvest volumes increased 15% during the first six months of 2014 compared to the first six months of 2013. Excluding the MWV timberlands, pulpwood harvest volumes increased 2% during the first six months of 2014 compared to the first six months of 2013.

Sawlog prices increased 9% during the first six months of 2014 compared to the first six months of 2013. Sawlog prices increased due primarily to improved demand and limited supply. The demand for sawlogs has improved due primarily to improving U.S. housing starts and increased exports of logs and lumber (primarily to China). Housing starts during the first six months of 2014 increased 6% compared to the first six months of 2013. The supply of sawlogs in our Northern Segment remains limited.

Excluding the MWV timberlands, Northern Resources Segment operating income was 16% of its revenues for the first six months of 2014 compared to 15% of its revenues for the first six months of 2013. The increase in operating performance was due primarily to higher sawlog prices. Segment costs and expenses decreased by $2 million, or 2%, to $106 million. Excluding the MWV timberlands, segment costs and expenses decreased by $6 million, or 6%, to $102 million due primarily to lower sawlog harvest volumes, partially offset by higher log and haul rates. Log and haul rates per ton increased 4% ($2 million) due primarily to salvage logging on our Montana and Oregon timberlands that were impacted by fires in 2013.

For 2014, we still expect sawlog harvest volumes to decrease by approximately 10% compared to the 2.5 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to decrease by approximately 15% compared to tons harvested in 2013. We expect pulpwood harvest volumes to increase by approximately 15% compared to the 1.4 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to be comparable to tons harvested in 2013.

Southern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MWV. Of the MWV timberlands acquired, approximately 354,000 acres are included in the Southern Resources Segment.

Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	3.169	$22	2.615	$21
Pulpwood ($/Ton Stumpage)	4.213	$12	3.459	$11
Total	7.382		6.074

Revenues increased by $48 million, or 24%, to $250 million in the first six months of 2014 compared to the first six months of 2013. Excluding the acquired MWV timberlands, revenues increased by $10 million, or 5% to $212 million. This increase was due primarily to higher sawlog volumes ($8 million), higher sawlog prices ($4 million), higher pulpwood prices ($2 million), partially offset by a decreased proportion of delivered sales ($4 million).

Sawlog harvest volumes increased 21% during the first six months of 2014 compared to the first six months of 2013. Excluding the MWV timberlands, sawlog harvest volumes increased 6% due primarily to harvest deferrals during the first half of 2013 to later in the year in anticipation of improving log prices.

Sawlog prices increased approximately 6% during the first six months of 2014 compared to the first six months of 2013 due primarily to increased log demand resulting from improved U.S. housing starts. Housing starts during the first six months of 2014 increased 6% compared to the first six months of 2013. Sawlog price improvement remained modest as total lumber production in the Southern U.S. was at relatively low levels and, as a result, there continued to be an adequate supply of logs at current demand levels.

Pulpwood prices increased 8% during the first six months of 2014 compared to the first six months of 2013. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board and the export of wood pellets used to produce bioenergy.

In certain markets, demand for delivered log sales was generally stronger in the prior year (i.e. during the first six months of 2013) than markets for the sale of standing timber (or “stumpage”). Under delivered log sale agreements, we are responsible for log and haul costs, while under agreements to sell standing timber, the buyer is responsible for log and haul costs. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales.

Excluding the MWV timberlands, Southern Resources Segment operating income was 26% of its revenues for the first six months of 2014 compared to 23% of its revenues for the first six months of 2013. The improved operating performance was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $31 million, or 20%, to $186 million for the first six months of 2014 due primarily to higher harvest volumes ($24 million) and, to a lesser extent, increased forest management expenses ($3 million) and higher depletion rates ($3 million) related to the MWV timberlands. Excluding the MWV timberlands, segment costs and expenses increased by $4 million, or 2%, to $158 million due primarily to increased harvest volumes.

For 2014, we expect sawlog harvest volumes to increase by approximately 15% compared to the 5.9 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to be flat compared to tons harvested in 2013. We expect pulpwood harvest volumes to increase by approximately 30% compared to the 7.6 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to increase by approximately 5% compared to tons harvested in 2013.

Real Estate Segment.

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	26,675	$23	$850	22,815	$27	$1,195
Large Non-Strategic	—	—	—	36,000	53	1,475
Conservation	15,290	14	865	18,495	17	925
Higher and Better Use / Recreational	35,655	55	1,570	17,420	34	1,960
Conservation Easements	n/a	8	320	n/a	—	—
Total	77,620	$100		94,730	$131

Revenues decreased by $31 million, or 24%, to $100 million in the first six months of 2014 compared to the first six months of 2013. This decrease is due primarily to a decrease in large non-strategic land sales ($53 million), offset in part by an increase in higher and better use / recreational sales ($21 million) and increase in conservation easement sales ($8 million).

Revenue from the sale of large non-strategic timberlands was $53 million during the first six months of 2013 compared with no sales during the same period in 2014. Large non-strategic sales are expected to provide a smaller percentage of our real estate revenues during 2014 compared to 2013.

Revenues from our higher and better use / recreational land sales increased due primarily to selling approximately 18,200 more acres compared to the first six months of 2013. This increase was due primarily to a Wisconsin transaction which closed during the second quarter of 2014 and consisted of a sale of approximately 22,400 acres of higher and better use / recreational property with an estimated value of $28.7 million; approximately 17,000 acres of small non-strategic property with an estimated value of $11.6 million; and approximately 10,000 acres of conservation property with an estimated value of $5 million. Additionally, average per acre selling prices for higher and better use / recreational properties decreased 20% during the first six months of 2014 compared to the same period in the prior year due primarily to selling a significant number of acres in Wisconsin which generally has lower land values than other regions of the country. Correspondingly, the average per acre selling price for the first half of 2014 excluding the Wisconsin sale would have been similar to the revenue per acre we have realized in recent quarters.
During the first half of 2014 the company sold conservation easements in New Hampshire for nearly $8 million. No easement sales occurred during the first six months of 2013.

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

Real Estate Segment operating income as a percent of revenue was 57% for the first six months of 2014 and 2013. Real Estate Segment costs and expenses decreased by $13 million to $43 million in the first half of 2014 due primarily to selling fewer acres.

Manufacturing Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	77,400 MBF	$584	67,305 MBF	$555
Plywood	76,808 MSF	$460	95,269 MSF	$463
MDF	105,512 MSF	$677	112,602 MSF	$655

(A)	Represents product prices at the mill level.

Revenues were $184 million for the first six months of 2014 and were $185 million for the first six months of 2013. Higher lumber prices ($5 million), higher lumber volumes ($4 million), and higher MDF prices ($2 million), were offset by lower plywood sales volumes ($8 million) and lower MDF sales volumes ($4 million).

Lumber sales prices increased 5% during the first six months of 2014 compared to the first six months of 2013 due primarily to a limited supply of boards. The supply of boards has been limited, in part, as many lumber manufacturers switched to producing dimension lumber instead of boards due to improved demand for dimension lumber. Lumber sales volume was 15% higher during the first six months of 2014 compared to the first six months of 2013 due primarily to resuming operations at our Evergreen, Montana (stud lumber) sawmill in April 2013.

MDF sales volume was 6% lower during the first six months of 2014 compared to the first six months of 2013 due primarily to a fire at our MDF facility. The fire, which occurred on June 10, 2014, temporarily suspended production at the facility. While production resumed in July, we expect MDF sales volume for all of 2014 to decline by approximately 6% compared to the sales volume of 214,000 MSF for all of 2013 as a result of the fire. MDF average prices were 3% higher during the first six months of 2014 compared to the first six months of 2013.

During the second quarter of 2014, we recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the MDF fire. We also recorded a $4 million gain related to partial insurance recoveries we expect to receive. The amount of insurance recoveries was based on the costs incurred during the second quarter to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the second quarter of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 11 of the Notes to Consolidated Financial Statements.

Plywood sales volume was 19% lower during the first six months of 2014 compared to the first six months of 2013 due primarily to a shortage of logs. During the first quarter of 2014, we experienced severe winter weather which prevented us from building adequate log inventories to support normal production levels during the first half of 2014. As a result, plywood sales volume for all of 2014 is expected to decline by approximately 10% compared to the sales volume of 187,000 MSF for all of 2013 due primarily to limited log availability.

Manufacturing Segment operating income was 10% of its revenues for the first six months of 2014 compared to 13% of its revenues for the first six months of 2013. This decrease in operating performance was due primarily to lower plywood and MDF sales volumes and higher raw material costs, partially offset by insurance recovery gains. Manufacturing Segment costs and expenses increased by $6 million, or 4%, to $167 million. The increase in costs and expenses is due primarily to increased lumber sales volumes and higher raw material costs (in all of our product lines), offset, in part, by lower plywood and MDF sales volumes. Plywood and lumber raw material costs on a per unit basis increased by approximately $10 million during the first six months of 2014 compared to the first six months of 2013 due primarily to a regional log shortage and MDF costs on a per unit basis increased by approximately 5% ($2 million) in the same period due primarily to rising resin and fiber costs.

Energy and Natural Resources Segment. Revenues increased by $7 million, or 64%, to $18 million during the first six months of 2014. This increase is due primarily to royalties from our recent acquisition of mineral rights in approximately 255 million tons of aggregate reserves in September 2013 ($4 million) and royalties from recently acquired coal and wind assets in the MWV acquisition ($3 million).

Operating income was $12 million during the first six months of 2014 compared to $9 million during the first six months of 2013. Costs and expenses increased by $4 million to $6 million during the first six months of 2014 due primarily to higher depletion expense associated with our newly acquired mineral rights, coal and wind assets.

Other Segment. Beginning in 2014, in connection with the new business of providing timber and wood-fiber procurement services, we began reporting in our Other Segment business activities associated with the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, we report in the Other Segment the equity earnings (losses) associated with our recently acquired investment in MWV-CLP. See Note 12 of the Notes to Consolidated Financial Statements. For the first six months of 2014, the Other Segment reported a loss of $4 million that is due primarily to recording our share of equity loss from our investment in MWV-CLP.

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $35 million for both the first six months of 2014 and 2013.

Interest Expense, net. On December 6, 2013, we issued an $860 million installment note to MWV CDLM in connection with the acquisition of certain timberland assets. Our effective net interest rate on this note is approximately 4.5%. Also during 2013, we paid off our remaining Private Debt ($260 million), paid down $225 million of our term credit agreement and made pre-payments of approximately $24 million of principal on our Public Debt.

As a result of the above transactions, interest expense, net of interest income, increased $13 million, or 19%, to $83 million in the first six months of 2014. This increase was due primarily to interest expense on our $860 million installment note payable ($19 million), offset by a reduction in interest expense as a result of the debt repayments in 2013 ($6 million).

Provision (Benefit) for Income Taxes. The provision for income taxes was essentially $0 for the first six months of 2014 compared to a benefit for income taxes of $1 million for the first six months of 2013. This $1 million increase in expense for income taxes was due primarily to higher earnings from real estate sales by our taxable REIT subsidiaries, which increased tax expense by $3 million, offset in part by lower earnings from our manufacturing businesses, which decreased tax expense by $2 million.

At June 30, 2014, we have recorded deferred tax assets of $59 million (net of a $10 million valuation allowance) and deferred tax liabilities of $33 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $59 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At June 30, 2014, we had a cash balance of $107 million and had availability of $546 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash for the six months ended June 30, 2014 and 2013 in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2014	2013	Change
Net Cash Provided By (Used In) Operating Activities	$189	$140	$49
Net Cash Provided By (Used In) Investing Activities	(43)	(109)	66
Net Cash Provided By (Used In) Financing Activities	(472)	(32)	(440)
Change in Cash and Cash Equivalents	$(326)	$(1)	$(325)

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2014 was $189 million compared to $140 million for the six months ended June 30, 2013. The increase of $49 million is due primarily to positive working capital changes ($47 million), higher operating income from our Resources Segments ($19 million), and lower expenditures ($18 million) for the purchase of standing timber (timber deed), partially offset by lower proceeds from real estate sales ($28 million). See Results of Operations for a discussion of factors impacting operating income for our Resources Segments and factors impacting real estate proceeds for our Real Estate Segment.

The positive working capital changes reflect a decrease in other current assets and increases in accounts payable and interest payable during the first six months of 2014 compared to the first six months of 2013. The decrease in other current assets was due primarily to the payment of a refundable deposit ($20 million) during the second quarter of 2013 in connection with securing an asset that is now subject to an operating lease. This deposit was refunded to the company in the third quarter of 2013. The favorable accounts payable working capital variance ($10 million) is due primarily to higher harvest volumes in our Resources Segments and increased raw materials costs for our Manufacturing Segment and, to a lesser extent, the timing of payment processing for our independent loggers and haulers. The interest payable working capital variance ($8 million) is due primarily to the timing and amount of interest payments related to the December 6, 2013, issuance of an $860 million installment note to MWV Community Development and Land Management, LLC.

During the first six months of 2013, we acquired approximately 0.9 million tons of standing timber under a timber deed that expires in 2020 for $18 million. The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the six months ended June 30, 2014 were $40 million compared to $31 million for the same period in 2013. Planned capital expenditures for 2014 are expected to range between $85 million and $90 million and include approximately $70 million for our timberlands, $7 million for our manufacturing facilities, $4 million for our real estate development projects, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2014 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities.

During the second quarter of 2014, we incurred a fire loss at our MDF facility. Not included in planned capital expenditures described in the paragraph above, we expect to incur approximately $8 million to $10 million of total capital expenditures to restore the facility. We have incurred approximately $4 million of capital expenditures to rebuild the damaged building and equipment as of June 30, 2014. We expect to receive insurance proceeds, reduced by our $1 million deductible, to reimburse the company for these costs. Insurance proceeds related to reimbursed costs will be reported, when received, under investing activities in the Consolidated Statements of Cash Flows. No insurance proceeds were received for the six months ended June 30, 2014.

Expenditures for real estate development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Real Estate Development Ventures. In connection with the timberland acquisition from MWV in 2013, the company and MWV formed a limited liability company (MWV-CLP). Plum Creek has agreed to make capital contributions to MWV-CLP through the year 2020, with minimum required contributions of $9 million during 2014. During the six months ended June 30, 2014, the company made a contribution of $4 million to MWV-CLP. Distributions of $1 million were received from MWV-CLP during the six months ended June 30, 2014.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant; however, we do not have any scheduled debt principal payments in 2014. Our next scheduled debt principal payment is our 5.875% Senior Notes ($439 million) which mature in November 2015. We believe that our cash flows from operating activities over the next twelve months will be more than adequate to fund planned capital expenditures and our dividend.

The following table summarizes our sources and uses of cash (in millions):

	Six Months Ended June 30,
	2014	2013	Change
Sources of Cash:
Operations (A)	$155	$172	$(17)
Changes in Working Capital	7	(40)	47
Cash Distributions from Timberland Venture	28	27	1
Cash from Stock Option Exercises	1	35	(34)
Increase Debt Obligations, net	—	75	(75)
Total Sources of Cash	191	269	(78)
Uses of Cash:
Returned to Stockholders:
Dividends	(156)	(140)	(16)
Common Stock Repurchases	(2)	(2)	—
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (B)	(41)	(32)	(9)
Timber Deed Acquired	—	(18)	18
Timberlands Acquired	—	(78)	78
Contribution to Real Estate Development Ventures, net of Distributions	(3)	—	(3)
Reduce Debt Obligations, net	(315)	—	(315)
Total Uses of Cash	(517)	(270)	(247)
Change in Cash and Cash Equivalents	$(326)	$(1)	$(325)

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Earnings from Unconsolidated Entities, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes, and Other Operating Activities (excluding Expenditures for Real Estate Development - see Footnote B) to Net Income.

(B)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development, which are included in Other Operating Activities. Expenditures for Real Estate Development were $1 million for each of the six month periods ending June 30, 2014 and 2013.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.36% and 1.37% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, we had $152 million of borrowings and $2 million of standby letters of credit outstanding; $546 million remained available for borrowing under our line of credit. As of July 1, 2014, $105 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of June 30, 2014 and December 31, 2013, respectively. The interest rate on the $225 million term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term credit agreement was approximately 1% as of both June 30, 2014 and December 31, 2013. The term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of June 30, 2014, the company had publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes with various maturities and fixed interest rates (“Public Debt”). The Public Debt consists of $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. Public Debt outstanding, including unamortized discount, was $1,329 million as of both June 30, 2014 and December 31, 2013.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV CDLM issued in connection with a December 2013 timberland acquisition. MWV CDLM has pledged the installment note to banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. The company's effective net interest rate on the installment note, after giving effect to patronage distributions, was approximately 4.5% as of both June 30, 2014 and December 31, 2013.

During the ten year term of the note, interest is paid semi-annually with the principal due upon maturity. The installment note matures on December 6, 2023, but may be extended at the request of the holder (at prevailing market terms) if, at the time of the request, the company intends to refinance all or a portion of the installment note for a term of five years or more. The installment note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption. The installment note is subject to covenants similar to those of our revolving line of credit and term credit agreement.

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of June 30, 2014.

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

As of June 30, 2014, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On August 4, 2014, the Board of Directors declared a dividend of $0.44 per share, or approximately $78 million, which will be paid on August 29, 2014 to stockholders of record on August 15, 2014. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of real estate sales). In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. At June 30, 2014, $175 million was available for share repurchases under the current Board of Directors' authorization.

Other Information

Standards Issued and Not Yet Implemented. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance, including industry-specific requirements, and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. For Plum Creek, the standard will be effective in the first quarter of 2017. The guidance permits two implementation approaches: (1) a retrospective application of the new standard with restatement of prior years; or (2) a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings. The company is currently evaluating the impact that adoption of this standard will have on our consolidated financial statements and disclosures, and the implementation approach to be used.

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

We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period, and each business segment’s contribution to that performance, by eliminating non-cash charges to earnings, which can vary significantly by business segment. These non-cash charges include timber depletion, depreciation of fixed assets and the basis in real estate sold. We also use Adjusted EBITDA as a supplemental liquidity measure because we believe it is useful in measuring our ability to generate cash. In addition, we believe Adjusted EBITDA is used by investors, lenders and rating agencies to assess our financial performance.

Second Quarter 2014 Compared to Second Quarter 2013

The following table compares Adjusted EBITDA by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2014	2013
Adjusted EBITDA by Segment
Northern Resources	$11	$13	$(2)
Southern Resources	52	37	15
Real Estate	70	47	23
Manufacturing	16	18	(2)
Energy and Natural Resources	8	5	3
Other	(2)	—	(2)
Other Costs and Eliminations, net	(15)	(16)	1
Total Adjusted EBITDA	$140	$104	$36

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended June 30 (in millions):

	Quarter Ended June 30, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$5	$6	$—	$11
Southern Resources	33	19	—	52
Real Estate	45	—	25	70
Manufacturing	10	6	—	16
Energy and Natural Resources	6	2	—	8
Other	(3)	1	—	(2)
Other Costs and Eliminations	(17)	1	—	(16)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$80	$35	$25	$140

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	17
Interest Expense	(42)
(Provision) Benefit for Income Taxes	—
Net Income	$55

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$132
Interest Expense				42
Amortization of Debt Costs				—
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				(1)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(31)
Other				(2)
Adjusted EBITDA				$140

(1) Includes Equity Loss from Real Estate Development Ventures ($2 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($1 million), and basis in real estate sold ($0) from this equity method investment.

(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended June 30, 2013

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$8	$5	$—	$13
Southern Resources	23	14	—	37
Real Estate	30	—	17	47
Manufacturing	14	4	—	18
Energy and Natural Resources	4	1	—	5
Other	—	—	—	—
Other Costs and Eliminations	(18)	1	—	(17)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$62	$25	$17	$104

Reconciliation to Net Income (1)
Equity Earnings from Timberland Venture	17
Interest Expense	(35)
(Provision) Benefit for Income Taxes	2
Net Income	$46

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$139
Interest Expense				35
Amortization of Debt Costs				—
Provision / (Benefit) for Income Taxes				(2)
Distributions from Timberland Venture				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				—
Deferred Income Taxes				2
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				1
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(65)
Other				(6)
Adjusted EBITDA				$104

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table compares Adjusted EBITDA by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2014	2013
Adjusted EBITDA by Segment
Northern Resources	$35	$31	$4
Southern Resources	101	75	26
Real Estate	88	117	(29)
Manufacturing	28	32	(4)
Energy and Natural Resources	16	10	6
Other	(3)	—	(3)
Other Costs and Eliminations, net	(32)	(33)	1
Total Adjusted EBITDA	$233	$232	$1

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the six months ended June 30 (in millions):

	Six Months Ended June 30, 2014

	Operating Income	Depreciation, Depletion and Amortization (1)	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$21	$14	$—	$35
Southern Resources	64	37	—	101
Real Estate	57	—	31	88
Manufacturing	19	9	—	28
Energy and Natural Resources	12	4	—	16
Other	(4)	1	—	(3)
Other Costs and Eliminations	(35)	1	—	(34)
Other Unallocated Operating Income (Expense), net	2	—	—	2
Total	$136	$66	$31	$233

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	32
Interest Expense	(83)
(Provision) Benefit for Income Taxes	—
Net Income	$85

Reconciliation to Net Cash Provided By Operating Activities(1)
Net Cash Flows from Operations				$189
Interest Expense				83
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(28)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				(2)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				2
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(7)
Other				(3)
Adjusted EBITDA				$233

(1) Includes Equity Loss from Real Estate Development Ventures ($3 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($1 million), and basis in real estate sold ($0) from this equity method investment.

(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Six Months Ended June 30, 2013

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$19	$12	$—	$31
Southern Resources	47	28	—	75
Real Estate	75	—	42	117
Manufacturing	24	8	—	32
Energy and Natural Resources	9	1	—	10
Other	—	—	—	—
Other Costs and Eliminations	(35)	1	—	(34)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$140	$50	$42	$232

Reconciliation to Net Income (1)
Equity Earnings from Timberland Venture	31
Interest Expense	(70)
(Provision) Benefit for Income Taxes	1
Net Income	$102

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$140
Interest Expense				70
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(27)
Equity Earnings, Depletion, Amortization and Basis of Real Estate Sold from Real Estate Development Ventures				—
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				4
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				40
Other				(12)
Adjusted EBITDA				$232

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

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(A)
June 30, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,289
Average Interest Rate(C)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$911
Interest Rate					7.4%
Variable Rate Debt(D)						$225	$225	$225
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
June 30, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$76	$3	$462	$4	$—	$900	$1,445	$1,487
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$936
Interest Rate						7.4%
Variable Rate Debt						$450	$450	$450

(A)
The increase in fair value of our fixed rate debt compared to June 30, 2013 (excluding related party debt) was due primarily to the issuance of an $860 million installment note and lower market interest rates, partially offset by principal repayments of $111 million during the twelve month period. At June 30, 2014, market rates were lower compared to June 30, 2013 due to decreases in credit spreads that exceeded the increase in the corresponding treasury rates. The decrease in fair value of our variable rate debt at June 30, 2014 was due to a principal repayment of $225 million during 2013.

(B)	Excludes unamortized discount of $4 million and $6 million at June 30, 2014 and 2013, respectively.

(C)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of June 30, 2014 and June 30, 2013.

(D)
As of June 30, 2014, the interest rate for the term credit agreement was 1.65%. Not included in the above table are borrowings under our $700 million revolving line of credit of $152 million. As of June 30, 2014, the weighted-average interest rate on the $152 million of borrowings was 1.36%.

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

Date: August 5, 2014