Form 10-Q
period 2014-09-30
PLUM CREEK TIMBER CO INC
filed 2014-11-04
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of October 31, 2014 was 175,892,273.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2014	2013
REVENUES:
Timber	$200	$171
Real Estate	69	96
Manufacturing	91	94
Energy and Natural Resources	8	5
Other	7	—
Total Revenues	375	366

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	144	132
Real Estate	35	31
Manufacturing	78	80
Energy and Natural Resources	3	1
Other	6	—
Total Cost of Goods Sold	266	244
Selling, General and Administrative	23	28
Total Costs and Expenses	289	272

Other Operating Income (Expense), net	5	(3)

Operating Income	91	91

Earnings from Unconsolidated Entities	15	16

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	27	20
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	41	34

Income before Income Taxes	65	73

Provision (Benefit) for Income Taxes	4	1

Net Income	$61	$72

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.34	$0.44
Net Income per Share – Diluted	$0.34	$0.44

Dividends Declared – per Common Share Outstanding	$0.44	$0.44

Weighted-Average Number of Shares Outstanding
– Basic	176.8	163.0
– Diluted	177.1	163.4

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$16	$16
Equity Loss from Real Estate Development Ventures	(1)	—
Earnings from Unconsolidated Entities	$15	$16

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2014	2013
REVENUES:
Timber	$563	$487
Real Estate	169	227
Manufacturing	275	279
Energy and Natural Resources	26	16
Other	15	—
Total Revenues	1,048	1,009

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	407	364
Real Estate	75	83
Manufacturing	241	237
Energy and Natural Resources	8	3
Other	14	—
Total Cost of Goods Sold	745	687
Selling, General and Administrative	82	89
Total Costs and Expenses	827	776

Other Operating Income (Expense), net	9	(2)

Operating Income	230	231

Earnings from Unconsolidated Entities	44	47

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	81	61
Interest Expense (Note Payable to Timberland Venture)	43	43
Total Interest Expense, net	124	104

Income before Income Taxes	150	174

Provision (Benefit) for Income Taxes	4	—

Net Income	$146	$174

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.82	$1.06
Net Income per Share – Diluted	$0.82	$1.06

Dividends Declared – per Common Share Outstanding	$1.32	$1.30

Weighted-Average Number of Shares Outstanding
– Basic	177.0	162.7
– Diluted	177.3	163.2

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$48	$47
Equity Loss from Real Estate Development Ventures	(4)	—
Earnings from Unconsolidated Entities	$44	$47

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2014	2013
NET INCOME	$61	$72

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	—	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	(1)

Other Comprehensive Income (Loss) Before Tax	2	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	—

Comprehensive Income	$63	$72

	Nine Months Ended September 30,
(In Millions)	2014	2013
NET INCOME	$146	$174

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	3
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	2

Other Comprehensive Income (Loss) Before Tax	2	5

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	5

Comprehensive Income	$148	$179

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$90	$433
Accounts Receivable	44	29
Inventories	59	55
Deferred Tax Asset	4	9
Assets Held for Sale	30	92
Other Current Assets	21	15
	248	633

Timber and Timberlands, net	4,156	4,180
Minerals and Mineral Rights, net	292	298
Property, Plant and Equipment, net	119	118
Equity Investment in Timberland Venture	202	211
Equity Investment in Real Estate Development Ventures	139	139
Deferred Tax Asset	20	17
Investment in Grantor Trusts (at Fair Value)	47	45
Other Assets	54	54
Total Assets	$5,277	$5,695

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$—
Line of Credit	152	467
Accounts Payable	36	24
Interest Payable	32	22
Wages Payable	20	29
Taxes Payable	17	10
Deferred Revenue	29	26
Other Current Liabilities	8	10
	294	588

Long-Term Debt	2,415	2,414
Note Payable to Timberland Venture	783	783
Other Liabilities	81	78
Total Liabilities	3,573	3,863

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 175.9 at September 30, 2014 and 177.0 at December 31, 2013	2	2
Additional Paid-In Capital	2,952	2,942
Retained Earnings (Accumulated Deficit)	(261)	(173)
Treasury Stock, at Cost, Common Shares – 28.3 at September 30, 2014 and 27.0 at December 31, 2013	(992)	(940)
Accumulated Other Comprehensive Income (Loss)	3	1
Total Stockholders’ Equity	1,704	1,832
Total Liabilities and Stockholders’ Equity	$5,277	$5,695

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$146	$174
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014 and $4 Loss Related to Forest Fires in 2013)	101	86
Basis of Real Estate Sold	60	69
Earnings from Unconsolidated Entities	(44)	(47)
Distributions from Timberland Venture	57	56
Deferred Income Taxes	2	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(4)	(6)
Timber Deed Acquired	—	(18)
Working Capital Changes	4	(12)
Other	—	19
Net Cash Provided By (Used In) Operating Activities	322	320

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $9 MDF Fire Replacement Capital in 2014)	(65)	(51)
Timberlands Acquired	—	(80)
Mineral Rights Acquired	—	(156)
Contributions to Real Estate Development Ventures	(9)	—
Distributions from Real Estate Development Ventures	5	—
Insurance Recoveries (Property Damage)	3	—
Net Cash Provided By (Used In) Investing Activities	(66)	(287)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(234)	(212)
Borrowings on Line of Credit	985	1,251
Repayments on Line of Credit	(1,300)	(848)
Principal Payments and Retirement of Long-Term Debt	—	(174)
Proceeds from Stock Option Exercises	2	35
Acquisition of Treasury Stock	(52)	(2)
Net Cash Provided By (Used In) Financing Activities	(599)	50

Increase (Decrease) In Cash and Cash Equivalents	(343)	83
Cash and Cash Equivalents:
Beginning of Period	433	356

End of Period	$90	$439

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2014, the company owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.6 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2014	2013
Net Income Available to Common Stockholders	$61	$72
Denominator for Basic Earnings per Share	176.8	163.0
Effect of Dilutive Securities – Stock Options	0.2	0.3
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	177.1	163.4
Per Share Amounts:
Net Income Per Share – Basic	$0.34	$0.44
Net Income Per Share – Diluted	$0.34	$0.44

	Nine Months Ended September 30,
	2014	2013
Net Income Available to Common Stockholders	$146	$174
Denominator for Basic Earnings per Share	177.0	162.7
Effect of Dilutive Securities – Stock Options	0.2	0.4
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	177.3	163.2
Per Share Amounts:
Net Income Per Share - Basic	$0.82	$1.06
Net Income Per Share - Diluted	$0.82	$1.06

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Raw Materials (primarily logs)	$10	$9
Work-In-Process	2	2
Finished Goods	33	30
	45	41
Supplies	14	14
Total	$59	$55

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Timber and Logging Roads, net	$2,614	$2,630
Timber Deeds, net	86	95
Timberlands	1,456	1,455
Timber and Timberlands, net	$4,156	$4,180

On November 4, 2014, Plum Creek’s Board of Directors approved the sale of approximately 165,000 acres of timberlands in Montana and Washington to The Nature Conservancy for $134 million. The sale is expected to close in two phases - the first phase, which consists of approximately 48,000 acres in Washington, is expected to close during the fourth quarter of 2014, and the second phase, which consists of approximately 117,000 acres in Montana, is expected to close during the first quarter of 2015. While the overall transaction will result in a gain, the company expects to recognize an impairment loss of between $5 million and $7 million during the fourth quarter of 2014 in connection with the first closing. Prior to the impairment loss, the book basis of the approximately 165,000 acres was $124 million. The company believes the Held for Sale criteria in the Accounting Standards Codification were met on November 4, 2014, when the Board of Directors approved the sale.

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Land, Buildings and Improvements	$97	$91
Machinery and Equipment	328	323
	425	414
Accumulated Depreciation	(306)	(296)
Property, Plant and Equipment, net	$119	$118

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

Note 7. Borrowings

Debt consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	152	467
Fixed Rate Debt
Senior Notes	1,330	1,329
Installment Note Payable	860	860
Note Payable to Timberland Venture	783	783
Total Debt	3,350	3,664
Less:
Current Portion of Long-Term Debt	—	—
Line of Credit	152	467
Long-Term Portion	$3,198	$3,197

(A)
The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of September 30, 2014 and December 31, 2013, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2014 and December 31, 2013.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.35% and 1.37% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had $152 million of borrowings and $2 million of standby letters of credit outstanding; $546 million remained available for borrowing under our $700 million line of credit. As of October 1, 2014, $85 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2014 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2014	177.0	$2	$2,942	$(173)	$(940)	$1	$1,832
Net Income				30			30
Other Comprehensive Income (Loss)						1	1
Dividends				(78)			(78)
Stock Option Exercises	—	—	1				1
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			4				4
Common Stock Repurchased	—	—			(2)		(2)
March 31, 2014	177.1	$2	$2,947	$(221)	$(942)	$2	$1,788
Net Income				55			55
Other Comprehensive Income (Loss)						(1)	(1)
Dividends				(78)			(78)
Share-based Compensation			3				3
June 30, 2014	177.1	$2	$2,950	$(244)	$(942)	$1	$1,767
Net Income				61			61
Other Comprehensive Income (Loss)						2	2
Dividends				(78)			(78)
Stock Option Exercises	—	—	1				1
Share-based Compensation			1				1
Common Stock Repurchased	(1.2)	—			(50)		(50)
September 30, 2014	175.9	$2	$2,952	$(261)	$(992)	$3	$1,704

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the company’s accumulated other comprehensive income by component, net of tax, were as follows during 2014 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss (A)	Gain on Cash Flow Hedge	Total
January 1, 2014	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	—	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
March 31, 2014	$14	$(17)	$5	$2
Other Comprehensive Income (Loss) before Reclassifications	(2)	—	—	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2014	$12	$(16)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	2	—	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
September 30, 2014	$14	$(16)	$5	$3

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

	Balance at September 30, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$85	$85
Available-for-Sale Securities (B)	42	42
Trading Securities (B)	5	5
Total	$132	$132

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $90 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013. At September 30, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations for the quarters and nine-month periods ending September 30, 2014 and September 30, 2013. As of September 30, 2014, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 8 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2014 and December 31, 2013. Changes in the fair value of trading securities were not material to the company's financial position or results of operations for the quarters and nine-month periods ending September 30, 2014 and September 30, 2013.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at September 30, 2014
	Carrying Amount at September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,387	$—	$1,387
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	152	—	152	—	152
Installment Note Payable (D)	860	—	892	—	892
Note Payable to Timberland Venture (E)	783	—	—	898	898
Total Debt	$3,350	$—	$2,656	$898	$3,554

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Note Payable to Timberland Venture (E)	783	—	—	916	916
Total Debt	$3,664	$—	$2,898	$916	$3,814

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2014 and 2013.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2014	2013
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	—	1
Total Pension Cost	$2	$3

	Nine Months Ended September 30,
	2014	2013
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(7)	(6)
Recognized Actuarial Loss	1	3
Total Pension Cost	$6	$9

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

The company carries property insurance which is expected to reimburse the company for costs incurred to rebuild the damaged building and equipment along with any related lost earnings (i.e. business interruption insurance). During the first nine months of 2014, the company recognized insurance recoveries of $9 million (the amount of costs incurred to rebuild the damaged building and equipment). The $2 million fire loss and related $9 million insurance recoveries resulted in a net $7 million gain and is included in operating income for the Manufacturing Segment and in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the fourth quarter of 2014, the company expects to recognize additional insurance recoveries of approximately $5 million related to reimbursements for lost earnings and additional costs to restore the damaged building and equipment. Insurance proceeds related to reimbursed costs to restore the damaged property will be reported when received under investing activities and insurance proceeds associated with lost earnings will be reported under operating activities in the Consolidated Statements of Cash Flows.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company has committed to contribute additional capital of $39 million over the next six years in connection with its interest in the Class B Properties. The company has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million during 2013 and its ongoing capital calls under the LLC agreement. Capital contributions of $9 million were made during the nine months ended September 30, 2014. The company does not intend to provide any other sources of financing for MWV-CLP. We account for our interest in MWV-CLP under the equity method of accounting.

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

The carrying amount of our investment in MWV-CLP is $139 million as of both September 30, 2014 and December 31, 2013, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $139 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $39 million over the next six years. The company has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $202 million at September 30, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $202 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $48 million for the nine-month period ending September 30, 2014 and were $47 million for the nine-month period ending September 30, 2013. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets of $7 million for each of the nine-month periods ended September 30, 2014 and 2013. Furthermore, interest expense in connection with the loan from the Timberland Venture was $43 million for each of the nine-month periods ended September 30, 2014 and 2013. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Nine Months Ended September 30,
	2014	2013
Revenues	$15	$13
Cost of Goods Sold (A)	14	12
Selling, General and Administrative Expenses	3	4
Operating Income (Loss)	(2)	(3)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$41	$40

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $13 million and $11 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate	Manufacturing(B)	Energy and Natural Resources(C)	Other(D)	Total(E)

Quarter Ended September 30, 2014
External Revenues	$64	$136	$69	$91	$8	$7	$375
Intersegment Revenues	7	—	—	—	—	—	7
Depreciation, Depletion and Amortization	7	22	1	3	2	—	35
Basis of Real Estate Sold	—	—	29	—	—	—	29
Other Operating Gain	—	—	—	5	—	—	5
Equity Loss (F)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	13	35	34	16	6	(1)	103

Quarter Ended September 30, 2013
External Revenues	$60	$111	$96	$94	$5	$—	$366
Intersegment Revenues	7	—	—	—	—	—	7
Depreciation, Depletion and Amortization	11	17	1	4	1	—	34
Basis of Real Estate Sold	—	—	27	—	—	—	27
Other Operating Gain	—	—	—	—	1	—	1
Equity Loss (F)	—	—	—	—	—	—	—
Operating Income (Loss)	5	27	63	11	5	—	111

	Northern Resources(A)	Southern Resources	Real Estate	Manufacturing(B)	Energy and Natural Resources(C)	Other(D)	Total(E)

Nine Months Ended September 30, 2014
External Revenues	$177	$386	$169	$275	$26	$15	$1,048
Intersegment Revenues	21	—	—	—	—	—	21
Depreciation, Depletion and Amortization	21	59	1	12	6	—	99
Basis of Real Estate Sold	—	—	60	—	—	—	60
Other Operating Gain	—	—	—	7	—	—	7
Equity Loss (F)	—	—	—	—	—	(4)	(4)
Operating Income (Loss)	34	99	91	35	18	(5)	272

Nine Months Ended September 30, 2013
External Revenues	$174	$313	$227	$279	$16	$—	$1,009
Intersegment Revenues	20	—	—	—	—	—	20
Depreciation, Depletion and Amortization	23	45	1	12	2	—	83
Basis of Real Estate Sold	—	—	69	—	—	—	69
Other Operating Gain	—	—	—	—	1	—	1
Equity Loss (F)	—	—	—	—	—	—	—
Operating Income (Loss)	24	74	138	35	14	—	285

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)
During the third quarter of 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

(B)
During the second quarter of 2014, the company experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During the third quarter of 2014, the company recorded a $5 million gain related to partial insurance recoveries the company expects to receive. During the first nine months of 2014, the company has recorded a $9 million gain related to partial insurance recoveries. The amount of insurance recoveries was based on the costs incurred during the first nine months of 2014 to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the first nine months of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

(E)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $0 and $1 million for the quarterly periods ended September 30, 2014 and September 30, 2013, respectively, and includes $2 million and $3 million for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

(F)
For Segment reporting, Equity Loss from Real Estate Development Ventures of $1 million and $0 for the quarterly periods ended September 30, 2014 and September 30, 2013, respectively, and Equity Loss from Real Estate Development Ventures of $4 million and $0 for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively, are included in Operating Income (Loss) for the Other Segment.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2014	2013
Total Segment Operating Income (from table above)	$103	$111
Corporate and Other Unallocated Expenses	(13)	(16)
Other Unallocated Operating Income (Expense), net	—	(4)
Equity Earnings from Timberland Venture	16	16
Total Interest Expense, net	(41)	(34)
Income before Income Taxes	$65	$73

	Nine Months Ended September 30,
	2014	2013
Total Segment Operating Income (from table above)	$272	$285
Corporate and Other Unallocated Expenses	(48)	(51)
Other Unallocated Operating Income (Expense), net	2	(3)
Equity Earnings from Timberland Venture	48	47
Total Interest Expense, net	(124)	(104)
Income before Income Taxes	$150	$174

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 15. Subsequent Events

Quarterly Dividend. On November 4, 2014, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $77 million, which will be paid on November 26, 2014 to stockholders of record on November 14, 2014.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in December of 2011 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of September 30, 2014, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2014	2013
REVENUES:
Timber	$200	$171
Real Estate	69	96
Manufacturing	91	94
Energy and Natural Resources	8	5
Other	7	—
Total Revenues	375	366

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	144	132
Real Estate	35	31
Manufacturing	78	80
Energy and Natural Resources	3	1
Other	6	—
Total Cost of Goods Sold	266	244
Selling, General and Administrative	23	28
Total Costs and Expenses	289	272

Other Operating Income (Expense), net	5	(3)

Operating Income	91	91

Earnings from Unconsolidated Entities	15	16

Interest Expense, net	27	20

Income before Income Taxes	79	87

Provision (Benefit) for Income Taxes	4	1

Net Income before Allocation to Series T-1 Preferred Interest and Partners	75	86
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$61	$72

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$16	$16
Equity Loss from Real Estate Development Ventures	(1)	—
Earnings from Unconsolidated Entities	$15	$16

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2014	2013
REVENUES:
Timber	$563	$487
Real Estate	169	227
Manufacturing	275	279
Energy and Natural Resources	26	16
Other	15	—
Total Revenues	1,048	1,009

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	407	364
Real Estate	75	83
Manufacturing	241	237
Energy and Natural Resources	8	3
Other	14	—
Total Cost of Goods Sold	745	687
Selling, General and Administrative	82	89
Total Costs and Expenses	827	776

Other Operating Income (Expense), net	9	(2)

Operating Income	230	231

Earnings from Unconsolidated Entities	44	47

Interest Expense, net	81	61

Income before Income Taxes	193	217

Provision (Benefit) for Income Taxes	4	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	189	217
Net Income Allocable to Series T-1 Preferred Interest	(43)	(43)
Net Income Available to Common Interest Partners	$146	$174

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$48	$47
Equity Loss from Real Estate Development Ventures	(4)	—
Earnings from Unconsolidated Entities	$44	$47

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2014	2013
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$75	$86

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	—	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	2	(1)

Other Comprehensive Income (Loss) Before Tax	2	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	—

Comprehensive Income	$77	$86

	Nine Months Ended September 30,
(In Millions)	2014	2013
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$189	$217

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	3
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	2

Other Comprehensive Income (Loss) Before Tax	2	5

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	2	5

Comprehensive Income	$191	$222

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$90	$433
Accounts Receivable	44	29
Inventories	59	55
Deferred Tax Asset	4	9
Assets Held for Sale	30	92
Other Current Assets	21	15
	248	633

Timber and Timberlands, net	4,156	4,180
Minerals and Mineral Rights, net	292	298
Property, Plant and Equipment, net	119	118
Equity Investment in Timberland Venture	202	211
Equity Investment in Real Estate Development Ventures	139	139
Deferred Tax Asset	20	17
Investment in Grantor Trusts ($47 and $45 at Fair Value in 2014 and 2013)	48	46
Other Assets	54	54
Total Assets	$5,278	$5,696

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$—
Line of Credit	152	467
Accounts Payable	36	24
Interest Payable	25	15
Wages Payable	20	29
Taxes Payable	17	10
Deferred Revenue	29	26
Other Current Liabilities	8	10
	287	581

Long-Term Debt	2,415	2,414
Other Liabilities	82	79
Total Liabilities	2,784	3,074

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,704	1,832
Total Partnership Capital	2,494	2,622
Total Liabilities and Partnership Capital	$5,278	$5,696

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$189	$217
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014 and $4 Loss Related to Forest Fires in 2013)	101	86
Basis of Real Estate Sold	60	69
Earnings from Unconsolidated Entities	(44)	(47)
Distributions from Timberland Venture	57	56
Deferred Income Taxes	2	(1)
Deferred Revenue from Long-Term Gas Leases (Net of Amortization)	(4)	(6)
Timber Deed Acquired	—	(18)
Working Capital Changes	4	(12)
Other	—	19
Net Cash Provided By (Used In) Operating Activities	365	363

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $9 MDF Fire Replacement Capital in 2014)	(65)	(51)
Timberlands Acquired	—	(80)
Mineral Rights Acquired	—	(156)
Contributions to Real Estate Development Ventures	(9)	—
Distributions from Real Estate Development Ventures	5	—
Insurance Recoveries (Property Damage)	3	—
Net Cash Provided By (Used In) Investing Activities	(66)	(287)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(284)	(179)
Cash Distributions for Series T-1 Preferred Interest	(43)	(43)
Borrowings on Line of Credit	985	1,251
Repayments on Line of Credit	(1,300)	(848)
Principal Payments and Retirement of Long-Term Debt	—	(174)
Net Cash Provided By (Used In) Financing Activities	(642)	7

Increase (Decrease) In Cash and Cash Equivalents	(343)	83
Cash and Cash Equivalents:
Beginning of Period	433	356

End of Period	$90	$439

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

At September 30, 2014, the Operating Partnership owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern, and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.6 million acres are about 800,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 800,000 acres of higher value timberlands are approximately 600,000 acres we expect to sell for recreational uses, approximately 125,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 300,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Raw Materials (primarily logs)	$10	$9
Work-In-Process	2	2
Finished Goods	33	30
	45	41
Supplies	14	14
Total	$59	$55

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Timber and Logging Roads, net	$2,614	$2,630
Timber Deeds, net	86	95
Timberlands	1,456	1,455
Timber and Timberlands, net	$4,156	$4,180

On November 4, 2014, Plum Creek’s Board of Directors approved the sale of approximately 165,000 acres of timberlands in Montana and Washington to The Nature Conservancy for $134 million. The sale is expected to close in two phases - the first phase, which consists of approximately 48,000 acres in Washington, is expected to close during the fourth quarter of 2014, and the second phase, which consists of approximately 117,000 acres in Montana, is expected to close during the first quarter of 2015. While the overall transaction will result in a gain, the Operating Partnership expects to recognize an impairment loss of between $5 million and $7 million during the fourth quarter of 2014 in connection with the first closing. Prior to the impairment loss, the book basis of the approximately 165,000 acres was $124 million. The Operating Partnership believes the Held for Sale criteria in the Accounting Standards Codification were met on November 4, 2014, when the Board of Directors approved the sale.

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Land, Buildings and Improvements	$97	$91
Machinery and Equipment	328	323
	425	414
Accumulated Depreciation	(306)	(296)
Property, Plant and Equipment, net	$119	$118

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	152	467
Fixed Rate Debt
Senior Notes	1,330	1,329
Installment Note Payable	860	860
Total Debt	2,567	2,881
Less:
Current Portion of Long-Term Debt	—	—
Line of Credit	152	467
Long-Term Portion	$2,415	$2,414

(A)
The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of September 30, 2014 and December 31, 2013, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2014 and December 31, 2013.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.35% and 1.37% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had $152 million of borrowings and $2 million of standby letters of credit outstanding; $546 million remained available for borrowing under our $700 million line of credit. As of October 1, 2014, $85 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2014 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2014	$790	$1,831	$1	$2,622
Net Income before Allocation to Series T-1 Preferred Interest and Partners		44		44
Other Comprehensive Income (Loss)			1	1
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(79)		(79)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		4		4
March 31, 2014	$790	$1,786	$2	$2,578
Net Income before Allocation to Series T-1 Preferred Interest and Partners		70		70
Other Comprehensive Income (Loss)			(1)	(1)
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(78)		(78)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		3		3
June 30, 2014	$790	$1,766	$1	$2,557
Net Income before Allocation to Series T-1 Preferred Interest and Partners		75		75
Other Comprehensive Income (Loss)			2	2
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(127)		(127)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		1		1
September 30, 2014	$790	$1,701	$3	$2,494

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the Operating Partnership's accumulated other comprehensive income by component, net of tax, were as follows during 2014 (in millions):

	Net Unrealized Holding Gains (Losses)	Defined Benefit Plan Actuarial Net Loss (A)	Gain on Cash Flow Hedge	Total
January 1, 2014	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	—	—	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
March 31, 2014	$14	$(17)	$5	$2
Other Comprehensive Income (Loss) before Reclassifications	(2)	—	—	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2014	$12	$(16)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	2	—	—	2
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	—	—	—
September 30, 2014	$14	$(16)	$5	$3

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

	Balance at September 30, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$85	$85
Available-for-Sale Securities (B)	42	42
Trading Securities (B)	5	5
Total	$132	$132

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $90 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013. At September 30, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations for the quarters and nine-month periods ending September 30, 2014 and September 30, 2013. As of September 30, 2014, the amortized cost of the available-for-sale securities was approximately $28 million. See Note 7 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2014 and December 31, 2013. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations for the quarters and nine-month periods ending September 30, 2014 and September 30, 2013.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. The carrying amount of notes receivable approximates fair value due to the short-term maturities of these instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flows method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at September 30, 2014
	Carrying Amount at September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,387	$—	$1,387
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	152	—	152	—	152
Installment Note Payable (D)	860	—	892	—	892
Total Debt	$2,567	$—	$2,656	$—	$2,656

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Total Debt	$2,881	$—	$2,898	$—	$2,898

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2014 and 2013.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2014	2013
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	—	1
Total Pension Cost	$2	$3

	Nine Months Ended September 30,
	2014	2013
Service Cost	$6	$6
Interest Cost	6	6
Expected Return on Plan Assets	(7)	(6)
Recognized Actuarial Loss	1	3
Total Pension Cost	$6	$9

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

The Operating Partnership carries property insurance which is expected to reimburse the Operating Partnership for costs incurred to rebuild the damaged building and equipment along with any related lost earnings (i.e. business interruption insurance). During the first nine months of 2014, the Operating Partnership recognized insurance recoveries of $9 million (the amount of costs incurred to rebuild the damaged building and equipment). The $2 million fire loss and related $9 million insurance recoveries resulted in a net $7 million gain and is included in operating income for the Manufacturing Segment and in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During the fourth quarter of 2014, the Operating Partnership expects to recognize additional insurance recoveries of approximately $5 million related to reimbursements for lost earnings and additional costs to restore the damaged building and equipment. Insurance proceeds related to reimbursed costs to restore the damaged property will be reported when received under investing activities and insurance proceeds associated with lost earnings will be reported under operating activities in the Consolidated Statements of Cash Flows.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 87,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership has committed to contribute additional capital of $39 million over the next six years in connection with its interest in the Class B Properties. The Operating Partnership has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million during 2013 and its ongoing capital calls under the LLC agreement. Capital contributions of $9 million were made during the nine months ended September 30, 2014. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP. The Operating Partnership accounts for its interest in MWV-CLP under the equity method of accounting.

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

The carrying amount of our investment in MWV-CLP is $139 million as of both September 30, 2014 and December 31, 2013, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $139 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $39 million over the next six years. The Operating Partnership has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of the investment is $202 million at September 30, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $202 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $48 million for the nine-month period ending September 30, 2014 and were $47 million for the nine-month period ending September 30, 2013. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets of $7 million for each of the nine-month periods ended September 30, 2014 and 2013. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Nine Months Ended September 30,
	2014	2013
Revenues	$15	$13
Cost of Goods Sold (A)	14	12
Selling, General and Administrative Expenses	3	4
Operating Income (Loss)	(2)	(3)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$41	$40

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $13 million and $11 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate	Manufacturing(B)	Energy and Natural Resources(C)	Other(D)	Total(E)

Quarter Ended September 30, 2014
External Revenues	$64	$136	$69	$91	$8	$7	$375
Intersegment Revenues	7	—	—	—	—	—	7
Depreciation, Depletion and Amortization	7	22	1	3	2	—	35
Basis of Real Estate Sold	—	—	29	—	—	—	29
Other Operating Gain	—	—	—	5	—	—	5
Equity Loss (F)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	13	35	34	16	6	(1)	103

Quarter Ended September 30, 2013
External Revenues	$60	$111	$96	$94	$5	$—	$366
Intersegment Revenues	7	—	—	—	—	—	7
Depreciation, Depletion and Amortization	11	17	1	4	1	—	34
Basis of Real Estate Sold	—	—	27	—	—	—	27
Other Operating Gain	—	—	—	—	1	—	1
Equity Loss (F)	—	—	—	—	—	—	—
Operating Income (Loss)	5	27	63	11	5	—	111

	Northern Resources(A)	Southern Resources	Real Estate	Manufacturing(B)	Energy and Natural Resources(C)	Other(D)	Total(E)

Nine Months Ended September 30, 2014
External Revenues	$177	$386	$169	$275	$26	$15	$1,048
Intersegment Revenues	21	—	—	—	—	—	21
Depreciation, Depletion and Amortization	21	59	1	12	6	—	99
Basis of Real Estate Sold	—	—	60	—	—	—	60
Other Operating Gain	—	—	—	7	—	—	7
Equity Loss (F)	—	—	—	—	—	(4)	(4)
Operating Income Loss	34	99	91	35	18	(5)	272

Nine Months Ended September 30, 2013
External Revenues	$174	$313	$227	$279	$16	$—	$1,009
Intersegment Revenues	20	—	—	—	—	—	20
Depreciation, Depletion and Amortization	23	45	1	12	2	—	83
Basis of Real Estate Sold	—	—	69	—	—	—	69
Other Operating Gain	—	—	—	—	1	—	1
Equity Loss (F)	—	—	—	—	—	—	—
Operating Income Loss	24	74	138	35	14	—	285

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)
During the third quarter of 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

(B)
During the second quarter of 2014, the Operating Partnership experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During the third quarter of 2014, the Operating Partnership recorded a $5 million gain related to partial insurance recoveries the Operating Partnership expects to receive. During the first nine months of 2014, the Operating Partnership also recorded a $9 million gain related to partial insurance recoveries. The amount of insurance recoveries was based on the costs incurred during the first nine months of 2014 to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the first nine months of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

(E)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $0 and $1 million for the quarterly periods ended September 30, 2014 and September 30, 2013, respectively, and includes $2 million and $3 million for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

(F)
For Segment reporting, Equity Loss from Real Estate Development Ventures of $1 million and $0 for the quarterly periods ended September 30, 2014 and September 30, 2013, respectively, and Equity Loss from Real Estate Development Ventures of $4 million and $0 for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively, are included in Operating Income (Loss) for the Other Segment.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2014	2013
Total Segment Operating Income (from table above)	$103	$111
Corporate and Other Unallocated Expenses	(13)	(16)
Other Unallocated Operating Income (Expense), net	—	(4)
Equity Earnings from Timberland Venture	16	16
Interest Expense, net	(27)	(20)
Income before Income Taxes	$79	$87

	Nine Months Ended September 30,
	2014	2013
Total Segment Operating Income (from table above)	$272	$285
Corporate and Other Unallocated Expenses	(48)	(51)
Other Unallocated Operating Income (Expense), net	2	(3)
Equity Earnings from Timberland Venture	48	47
Interest Expense, net	(81)	(61)
Income before Income Taxes	$193	$217

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Third Quarter 2014 Compared to Third Quarter 2013

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2014	2013
Operating Income (Loss) by Segment
Northern Resources	$13	$5	$8
Southern Resources	35	27	8
Real Estate	34	63	(29)
Manufacturing	16	11	5
Energy and Natural Resources	6	5	1
Other	(1)	—	(1)
Total Segment Operating Income	103	111	(8)
Other Costs and Eliminations	(13)	(16)	3
Other Unallocated Operating Income (Expense), net	—	(4)	4
Equity Earnings from Timberland Venture	16	16	—
Total Interest Expense, net	(41)	(34)	(7)
Provision (Benefit) for Income Taxes	4	1	3
Net Income	$61	$72	$(11)

Northern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MeadWestvaco Corporation ("MWV"). Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment.

Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.595	$86	0.636	$79
Pulpwood ($/Ton Delivered)	0.430	$46	0.387	$43
Total	1.025		1.023

Revenues increased by $4 million, or 6%, to $71 million in the third quarter of 2014 compared to the third quarter of 2013. Excluding the acquired MWV timberlands, revenues decreased by $1 million, or 3%, to $66 million. The decrease was due primarily to lower sawlog harvest volumes ($6 million), partially offset by higher sawlog prices ($3 million) and higher pulpwood prices ($2 million).

Sawlog harvest volumes decreased 7% in the third quarter of 2014 compared to the third quarter of 2013. Excluding the MWV timberlands, sawlog harvest volumes decreased 13% in the third quarter of 2014 compared to the third quarter of 2013 due primarily to recent land sales and harvest schedule and timber inventory updates. Pulpwood harvest volumes increased 11% in the third quarter of 2014 compared to the third quarter of 2013. Excluding the MWV timberlands, pulpwood harvest volumes were essentially flat for the third quarter of 2014 compared to the third quarter of 2013.

Sawlog prices increased 9% in the third quarter of 2014 compared to the third quarter of 2013. Sawlog prices increased due primarily to improving demand and limited supply. The demand for sawlogs has improved due primarily to improving U.S. housing starts and increased exports of logs and lumber (primarily to China). Housing starts during the first nine months of 2014 increased 10% compared to the first nine months of 2013. The supply of sawlogs in our Northern Segment remains limited.

Pulpwood prices increased 7% in the third quarter of 2014 compared to the third quarter of 2013 due primarily to very low log inventories at our customers' mills. In eastern areas of the Segment some of our customers struggled to maintain adequate log inventories at their mills due primarily to wet weather that temporarily limited harvesting activities, and reduced logging capacity.

Excluding the MWV timberlands, Northern Resources Segment operating income was 17% of its revenues for the third quarter of 2014 compared to 7% of its revenues for the third quarter of 2013. The increase in operating performance was due primarily to improved log prices. Additionally, during the third quarter of 2013 we incurred a $4 million charge for timber losses from forest fires. The $4 million charge represented the book basis of timber volume destroyed on approximately 12,000 acres in Oregon and Montana. Segment costs and expenses decreased by $4 million, or 7%, to $58 million. Excluding the MWV timberlands, segment costs and expenses decreased by $7 million, or 13%, to $55 million due primarily to the $4 million charge in the third quarter of 2013 and lower sawlog harvest volumes in the third quarter of 2014.

For 2014, we expect sawlog harvest volumes to decrease by approximately 10% compared to the 2.5 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to decrease by approximately 15% compared to tons harvested in 2013. We expect pulpwood harvest volumes to increase by approximately 10% compared to the 1.4 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to be comparable to tons harvested in 2013.

Southern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MWV. Of the MWV timberlands acquired, approximately 354,000 acres are included in the Southern Resources Segment.

Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.644	$22	1.544	$22
Pulpwood ($/Ton Stumpage)	2.395	$12	1.952	$11
Total	4.039		3.496

Revenues increased by $25 million, or 23%, to $136 million in the third quarter of 2014 compared to the third quarter of 2013. Excluding the acquired MWV timberlands, revenues increased by $4 million, or 3% to $115 million. This increase was due primarily to higher pulpwood prices ($2 million).

Pulpwood prices increased 11% during the third quarter of 2014 compared to the third quarter of 2013. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board and the export of wood pellets used to produce bioenergy.

Sawlog harvest volumes increased 7% during the third quarter of 2014 compared to the third quarter of 2013 and pulpwood harvest volumes increased 23% compared to the same period in the prior year. Excluding the MWV timberlands, sawlog harvest volumes decreased 7% and pulpwood harvest volumes increased 1%. The decline in sawlog harvest volume was due primarily to deferring our planned harvest volume during the third quarter of 2014 because the improvement in sawlog prices was lower than our expectations.

Excluding the MWV timberlands, Southern Resources Segment operating income was 25% of its revenues for the third quarter of 2014 compared to 24% of its revenues for the third quarter of 2013. Segment costs and expenses increased by $17 million, or 20%, to $101 million for the third quarter of 2014 due primarily to higher harvest volumes ($14 million). Excluding the MWV timberlands, segment costs and expenses increased by $2 million, or 2%, to $86 million.

For 2014, we expect sawlog harvest volumes to increase by approximately 10% compared to the 5.9 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to decrease by approximately 5% compared to tons harvested in 2013 due primarily to the deferral of harvest volumes until sawlog prices improve. We expect pulpwood harvest volumes to increase by approximately 20% compared to the 7.6 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to be flat compared to tons harvested in 2013.

Real Estate Segment.

	Quarter Ended September 30, 2014			Quarter Ended September 30, 2013
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	3,245	$3	$1,030	17,300	$22	$1,280
Large Non-Strategic	—	—	—	15,370	53	3,415
Conservation	2,455	3	1,230	1,385	3	1,920
Higher and Better Use / Recreational	25,775	63	2,445	9,455	18	1,925
Conservation Easements	n/a	—	—	n/a	—	—
Total	31,475	$69		43,510	$96

Revenues decreased by $27 million, or 28%, to $69 million in the third quarter of 2014 compared to the third quarter of 2013. Revenues decreased due primarily to no large non-strategic land sales ($53 million) and lower revenues from sales of small non-strategic sales ($19 million), offset in part by higher revenues from higher and better use / recreational use properties ($45 million).

During the third quarter of 2013, we sold 15,370 acres of large non-strategic timberlands in Oregon compared to selling none during the third quarter of 2014. Large non-strategic sales are expected to provide a smaller percentage of our real estate revenues during 2014 compared to 2013.

Revenues from small non-strategic sales decreased due primarily to selling approximately 14,000 fewer acres compared to the third quarter of 2013. We sold nearly 13,000 acres in a single transaction during the third quarter of 2013.

Revenue from our higher and better use / recreational properties increased by $45 million due primarily to selling approximately 16,300 more acres compared to the third quarter of 2013 ($32 million) and higher average sales price per acre ($13 million). We sold more acres of higher and better use / recreational properties during the third quarter of 2014 as the result of selling approximately 8,800 acres with an approximate value of $24.5 million from the recent MeadWestvaco acquisition and selling approximately 8,650 acres with an approximate value of $21.3 million in Oregon to a single buyer. Our average sales price per acre for higher and better use / recreational properties increased 27% during the third quarter of 2014 compared to the third quarter of 2013 as the lands sold from the recent MeadWestvaco acquisition and from Oregon were in areas that generally provide a higher per acre sales price compared to the lands we sold during 2013. The demand for our premium higher and better use / recreational properties remains soft.

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

Real Estate Segment operating income was 49% of its third quarter revenues for 2014 compared to 65% for 2013. This decrease is due primarily to selling properties in 2014 with a lower operating margin compared to the operating margin of properties sold in 2013. Approximately 8,800 of the acres sold during the third quarter of 2014 had high book value as they were from the recent MeadWestvaco acquisition, whereas conversely, the large non-strategic property sold during the third quarter of 2013 had been owned for decades and had very low book value. Real Estate Segment costs and expenses increased by $2 million to $35 million in the third quarter of 2014 due primarily to selling property with higher book value.

Manufacturing Segment. On June 10, 2014, we experienced a fire at our MDF facility. As a result, during the second quarter of 2014, we recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the MDF fire along with a $4 million gain related to partial insurance recoveries we expect to receive. During the third quarter of 2014, we recorded a $5 million gain related to partial insurance recoveries we expect to receive. The amount of insurance recoveries was based on the costs incurred during the third quarter to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the third quarter of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 11 of the Notes to Consolidated Financial Statements.

Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	40,445 MBF	$579	40,622 MBF	$498
Plywood	46,693 MSF	$498	46,709 MSF	$457
MDF	48,810 MSF	$677	54,795 MSF	$680

(A)	Represents product prices at the mill level.

Revenues decreased by $3 million, or 3%, to $91 million in the third quarter of 2014 compared to the third quarter of 2013. This decrease in revenues was due primarily to lower MDF sales volumes ($8 million), partially offset by higher lumber prices ($3 million) and higher plywood prices ($2 million).

MDF sales volume was 11% lower during the third quarter of 2014 compared to the third quarter of 2013 due primarily to the fire at our MDF facility that temporarily suspended production. While production resumed in July, we expect MDF sales volume for all of 2014 to decline by approximately 4% compared to the sales volume of 214,000 MSF for all of 2013 primarily as a result of the fire.

Lumber average prices increased 16% during the third quarter of 2014 compared to the third quarter of 2013 due primarily to a limited supply of boards. The supply of boards has been limited, in part, as many lumber manufacturers switched to producing dimension lumber instead of boards due to improved demand for dimension lumber.

Excluding the $5 million gain for insurance recoveries, Manufacturing Segment operating income was 12% of its revenues for both the third quarter of 2014 and the third quarter of 2013. Excluding the insurance recoveries, Manufacturing Segment costs and expenses decreased by $3 million, or 4%, to $80 million. The decrease in costs and expenses was due primarily to lower MDF sales volumes, offset in part, by higher plywood and lumber raw material costs. Plywood and lumber raw material costs increased by approximately $4 million during the third quarter of 2014 due primarily to a declining supply of logs in the region.

Energy and Natural Resources Segment. Revenues increased by $3 million, or 60%, to $8 million during the third quarter of 2014. This increase is due primarily to royalties from our recent acquisition of mineral rights in approximately 255 million tons of aggregate reserves in September 2013 ($2 million) and royalties from recently acquired coal and wind assets in the MeadWestvaco acquisition ($1 million).

Operating income was $6 million during the third quarter of 2014 compared to $5 million during the prior year quarter. Costs and expenses increased by $2 million to $2 million during the third quarter of 2014 due primarily to higher depletion expense associated with our newly acquired mineral rights, coal and wind assets.

Other Segment. Beginning in 2014, in connection with the new business of providing timber and wood-fiber procurement services, we began reporting in our Other Segment business activities associated with the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, we report in the Other Segment the equity earnings (losses) associated with our recently acquired investment in MWV-Charleston Land Partners, LLC (“MWV-CLP”). See Note 12 of the Notes to Consolidated Financial Statements. For the third quarter of 2014, the Other Segment reported a loss of $1 million that is due primarily to recording our share of equity loss from our investment in MWV-CLP.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $13 million during the third quarter of 2014 and decreased operating income by $16 million during the third quarter of 2013. The decrease of $3 million was due primarily to lower share-based compensation costs. The decrease in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) was essentially $0 during the third quarter of 2014 and decreased operating income by $4 million during the third quarter of 2013. This decrease in expense of $4 million compared to the third quarter of 2013 is due primarily to a loss related to the early termination of an equipment lease in 2013. The equipment lease was accounted for as an operating lease prior to termination. These items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $23 million during the third quarter of 2014 and by $28 million in the third quarter of 2013. This decrease in expense of $5 million was due primarily to lower share-based compensation costs as a result of fair value adjustments associated with our value management plan.

Interest Expense, net. On December 6, 2013, we issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets. Our effective net interest rate on this note is approximately 4.5%. Also during the fourth quarter of 2013, we paid off our remaining Private Debt ($86 million), paid down $225 million of our term credit agreement and made pre-payments of approximately $24 million of principal on our Public Debt.

As a result of the above transactions, interest expense, net of interest income, increased $7 million, or 21%, to $41 million in the third quarter of 2014. This increase was due primarily to interest expense on our $860 million installment note payable ($9 million), offset by a reduction in interest expense as a result of the debt repayments in 2013 ($2 million).

Provision (Benefit) for Income Taxes. The provision for income taxes was $4 million for the third quarter of 2014 compared to a provision for income taxes of $1 million for the third quarter of 2013. This $3 million increase in expense for income taxes was due primarily to higher earnings from our manufacturing businesses during the third quarter of 2014. Higher earnings for our manufacturing businesses are due primarily to gains for partial insurance recoveries recognized during the third quarter of 2014 related to our MDF facility. See Note 11 of the Notes to Consolidated Financial Statements.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2014	2013
Operating Income (Loss) by Segment
Northern Resources	$34	$24	$10
Southern Resources	99	74	25
Real Estate	91	138	(47)
Manufacturing	35	35	—
Energy and Natural Resources	18	14	4
Other	(5)	—	(5)
Total Segment Operating Income	272	285	(13)
Other Costs and Eliminations	(48)	(51)	3
Other Unallocated Operating Income (Expense), net	2	(3)	5
Equity Earnings from Timberland Venture	48	47	1
Total Interest Expense, net	(124)	(104)	(20)
Provision (Benefit) for Income Taxes	4	—	4
Net Income	$146	$174	$(28)

Northern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MWV. Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment.

Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.761	$85	1.921	$78
Pulpwood ($/Ton Delivered)	1.148	$44	1.010	$43
Total	2.909		2.931

Revenues increased by $4 million, or 2%, to $198 million for the first nine months of 2014 compared to the first nine months of 2013. Excluding the acquired MWV timberlands, revenues decreased by $6 million, or 3% to $188 million. The decrease was due primarily to lower sawlog volumes ($18 million), partially offset by higher sawlog prices ($9 million) and higher pulpwood prices ($2 million).

Sawlog harvest volumes decreased 8% during the first nine months of 2014 compared to the first nine months of 2013. Excluding the MWV timberlands, sawlog harvest volumes decreased 13% during the first nine months of 2014 compared to the first nine months of 2013 due primarily to recent land sales and harvest schedule and timber inventory updates. Pulpwood harvest volumes increased 14% during the first nine months of 2014 compared to the first nine months of 2013. Excluding the MWV timberlands, pulpwood harvest volumes increased 1% during the first nine months of 2014 compared to the first nine months of 2013.

Sawlog prices increased 9% during the first nine months of 2014 compared to the first nine months of 2013. Sawlog prices increased due primarily to improved demand and limited supply. The demand for sawlogs has improved due primarily to improving

U.S. housing starts and increased exports of logs and lumber (primarily to China). Housing starts during the first nine months of 2014 increased 10% compared to the first nine months of 2013. The supply of sawlogs in our Northern Segment remains limited.

Pulpwood prices increased 3% for the first nine months of 2014 compared to the first nine months of 2013 due primarily to very low log inventories at our customers' mills. In eastern areas of the Segment some of our customers struggled to maintain adequate inventories at their mills due primarily to wet weather that temporarily limited harvesting activities, and reduced logging capacity.

Excluding the MWV timberlands, Northern Resources Segment operating income was 16% of its revenues for the first nine months of 2014 compared to 12% of its revenues for the first nine months of 2013. The increase in operating performance was due to improved log prices and lower operating expenses, offset in part by lower sawlog harvest volumes and higher log and haul rates. Additionally, during the third quarter of 2013 we incurred a $4 million charge for timber losses from forest fires. Segment costs and expenses decreased by $6 million, or 4%, to $164 million. Excluding the MWV timberlands, segment costs and expenses decreased by $12 million, or 7%, to $158 million due primarily to lower sawlog harvest volumes, lower operating expenses and a $4 million forest fire loss in 2013, offset in part by higher log and haul rates. Operating expenses decreased by $5 million due primarily to lower logging road costs, as a result of lower sawlog harvest volumes, and lower share-based compensation costs. During 2013, we recorded a $4 million loss (i.e. the book basis of timber volume destroyed) related to forest fires on approximately 12,000 acres in Oregon and Montana. No forest fire losses were experienced during the first nine months of 2014. Log and haul rates per ton increased 3% ($3 million) due primarily to salvage logging on our Montana and Oregon timberlands that were impacted by fires in 2013.

For 2014, we expect sawlog harvest volumes to decrease by approximately 10% compared to the 2.5 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to decrease by approximately 15% compared to tons harvested in 2013. We expect pulpwood harvest volumes to increase by approximately 10% compared to the 1.4 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to be comparable to tons harvested in 2013.

Southern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MWV. Of the MWV timberlands acquired, approximately 354,000 acres are included in the Southern Resources Segment.

Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	4.813	$22	4.159	$21
Pulpwood ($/Ton Stumpage)	6.608	$12	5.411	$11
Total	11.421		9.570

Revenues increased by $73 million, or 23%, to $386 million in the first nine months of 2014 compared to the first nine months of 2013. Excluding the acquired MWV timberlands, revenues increased by $14 million, or 5% to $327 million. This increase was due primarily to higher sawlog prices ($5 million), higher pulpwood prices ($4 million), higher pulpwood volumes ($2 million) and higher sawlog volumes ($1 million).

Sawlog prices increased approximately 4% during the first nine months of 2014 compared to the first nine months of 2013 due primarily to increased log demand resulting from improved U.S. housing starts. Housing starts during the first nine months of 2014 increased 10% compared to the first nine months of 2013. Sawlog price improvement remained modest as total lumber production in the Southern U.S. was at relatively low levels and, as a result, there continued to be an adequate supply of logs at current demand levels.

Pulpwood prices increased 9% during the first nine months of 2014 compared to the first nine months of 2013. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board and the export of wood pellets used to produce bioenergy.

Sawlog harvest volumes increased 16% during the first nine months of 2014 compared to the first nine months of 2013 and pulpwood harvest volumes increased 22% for the same period. Excluding the MWV timberlands, both sawlog and pulpwood harvest volumes increased 1% during the first nine months of 2014 compared to the first nine months of 2013.

Excluding the MWV timberlands, Southern Resources Segment operating income was 25% of its revenues for the first nine months of 2014 compared to 24% of its revenues for the first nine months of 2013. Segment costs and expenses increased by $48 million, or 20%, to $287 million for the first nine months of 2014 due primarily to higher harvest volumes and, to a lesser extent, higher depletion rates ($4 million) and increased forest management expenses ($4 million) related to the MWV timberlands. Excluding the MWV timberlands, segment costs and expenses increased by $5 million, or 2%, to $244 million.

For 2014, we expect sawlog harvest volumes to increase by approximately 10% compared to the 5.9 million tons we harvested in 2013. Excluding the MWV timberlands, we expect sawlog harvest volume to decrease by approximately 5% compared to tons harvested in 2013 due primarily to the deferral of harvest volumes until sawlog prices improve. We expect pulpwood harvest volumes to increase by approximately 20% compared to the 7.6 million tons we harvested in 2013. Excluding MWV timberlands, we expect pulpwood harvest volume to be flat compared to tons harvested in 2013.

Real Estate Segment.

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	29,920	$26	$875	40,115	$49	$1,230
Large Non-Strategic	—	—	—	51,370	106	2,040
Conservation	17,745	17	920	19,880	20	995
Higher and Better Use / Recreational	61,430	118	1,935	26,875	52	1,945
Conservation Easements	n/a	8	320	n/a	—	—
Total	109,095	$169		138,240	$227

Revenues decreased by $58 million, or 25%, to $169 million in the first nine months of 2014 compared to the same period in the prior year. This decrease is due primarily to a decrease in large non-strategic land sales ($106 million) and small non-strategic land sales ($23 million), offset in part by an increase in the revenue from higher and better use / recreational sales ($66 million).

Revenue from the sale of large non-strategic timberlands was $106 million during the first nine months of 2013 compared with no sales during the same period in 2014. Large non-strategic sales are expected to provide a smaller percentage of our real estate revenues during 2014 compared to 2013.

Revenues from small non-strategic sales decreased due primarily to selling approximately 10,200 (25%) fewer acres during the first nine months of 2014 compared to the same period of 2013. We sold nearly 13,000 acres during the third quarter of 2013 to a single buyer. Our average sales price per acre for small non-strategic properties decreased by 29% for the first nine months of 2014 compared to the same period in the prior year due primarily to our Wisconsin sale during the second quarter of 2014 (see below). Per acre values in the Lake States are generally lower than most other regions of the country in which we hold properties.

Revenue from our higher and better use / recreational properties increased as a result of selling approximately 34,500 more acres compared to the first nine months of 2013. This increase was due primarily to a Wisconsin transaction which closed during the second quarter of 2014 and consisted of a sale of approximately 22,400 acres of higher and better use / recreational property with an estimated value of $28.7 million; approximately 17,000 acres of small non-strategic property with an estimated value of $11.6 million; and approximately 10,000 acres of conservation property with an estimated value of $5 million. Additionally, we sold approximately 8,800 acres with an approximate value of $24.5 million from the property acquired in the recent MeadWestvaco acquisition and sold approximately 8,650 acres with an approximate value of $21.3 million in Oregon to a single buyer.

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

We expect revenues from real estate sales during 2014 to range between $275 million and $295 million.

Real Estate Segment operating income was 54% of its revenues for the first nine months of 2014 compared to 61% for 2013. This decrease is due to a combination of selling properties from the recent MeadWestvaco acquisition with a high book value and selling large non-strategic properties with significantly higher operating margins in 2013. Approximately 8,800 of the acres sold during the first nine months of 2014 had high book value as they were from the recent MeadWestvaco acquisition, whereas conversely, the large non-strategic property sold during the first nine months of 2013 had been owned for decades and had very low book value. Real Estate Segment costs and expenses decreased by $11 million to $78 million during the first nine months of 2014 due primarily to selling fewer acres offset in part by selling properties with higher book value.

Manufacturing Segment. On June 10, 2014, we experienced a fire at our MDF facility. During the second quarter of 2014, we recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the MDF fire. During the first nine months of 2014, we also recorded a $9 million gain related to partial insurance recoveries we expect to receive, which resulted in a net gain of $7 million for the nine months ended September 30, 2014. The amount of insurance recoveries was based on the costs incurred during the first nine months of 2014 to rebuild or replace the damaged building and equipment. Substantially all of these costs were capitalized during the first nine months of 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 11 of the Notes to Consolidated Financial Statements.

Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	117,845 MBF	$582	107,927 MBF	$533
Plywood	123,501 MSF	$474	141,978 MSF	$461
MDF	154,322 MSF	$677	167,397 MSF	$663

(A)	Represents product prices at the mill level.

Revenues decreased by $4 million, or 1%, to $275 million in the first nine months of 2014 compared to the first nine months of 2013. This decrease in revenues was due primarily to lower MDF sales volumes ($11 million) and lower plywood sales volumes ($11 million), partially offset by higher lumber prices ($7 million), higher lumber volumes ($5 million), higher plywood prices ($2 million) and higher MDF prices ($2 million).

MDF sales volume was 8% lower during the first nine months of 2014 compared to the first nine months of 2013 due primarily to a fire at our MDF facility. The fire temporarily suspended production at the facility. While production resumed in July, we expect MDF sales volume for all of 2014 to decline by approximately 4% compared to the sales volume of 214,000 MSF for all of 2013 primarily as a result of the fire. MDF average prices were 2% higher during the first nine months of 2014 compared to the first nine months of 2013.

Plywood sales volume was 13% lower during the first nine months of 2014 compared to the first nine months of 2013 due primarily to a declining supply of logs in the region. Plywood average prices were 3% higher during the first nine months of 2014 compared to the first nine months of 2013 due primarily to continued strong demand for our specialty plywood products along with a reduced supply. The supply of plywood has also declined due to a competing West Coast plywood mill that was destroyed by fire in July 2014.

Lumber sales prices increased 9% during the first nine months of 2014 compared to the first nine months of 2013 due primarily to a limited supply of boards. The supply of boards has been limited, in part, as many lumber manufacturers switched to producing dimension lumber instead of boards due to improved demand for dimension lumber. Lumber sales volume was 9% higher during the first nine months of 2014 compared to the first nine months of 2013 due primarily to resuming operations at our Evergreen, Montana (stud lumber) sawmill in April 2013.

Excluding the net $7 million gain for insurance recoveries, Manufacturing Segment operating income was 10% of its revenues for the first nine months of 2014 compared to 13% of its revenues for the first nine months of 2013. This decrease in operating performance was due primarily to lower MDF and plywood sales volumes and higher raw material costs. Excluding insurance recoveries, Manufacturing Segment costs and expenses increased by $3 million, or 1%, to $247 million. The increase in costs and expenses is due primarily to increased lumber sales volumes and higher raw material costs (in all of our product lines), partially offset by lower MDF and plywood sales volumes. Plywood and lumber raw material costs increased by approximately $14 million during the first nine months of 2014 compared to the first nine months of 2013. The higher plywood raw material costs ($8 million) were due primarily to a combination of higher log costs and additional purchases of veneer from other plywood manufacturers both as a result of the declining supply of logs in the region. The higher lumber raw material costs ($6 million) were due primarily to higher cost of boards for our remanufacturing mill and higher log costs for our other lumber mills as a result of the declining supply of logs in the region.

Energy and Natural Resources Segment. Revenues increased by $10 million, or 63%, to $26 million during the first nine months of 2014. This increase is due primarily to royalties from our recent acquisition of mineral rights in approximately 255 million tons of aggregate reserves in September 2013 ($6 million) and royalties from recently acquired coal and wind assets in the MeadWestvaco acquisition ($4 million).

Operating income was $18 million during the first nine months of 2014 compared to $14 million during the first nine months of 2013. Costs and expenses increased by $6 million to $8 million during the first nine months of 2014 due primarily to higher depletion expense associated with our newly acquired mineral rights, coal and wind assets.

Other Segment. Beginning in 2014, in connection with the new business of providing timber and wood-fiber procurement services, we began reporting in our Other Segment business activities associated with the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, we report in the Other Segment the equity earnings (losses) associated with our recently acquired investment in MWV-CLP. See Note 12 of the Notes to Consolidated Financial Statements. For the first nine months of 2014, the Other Segment reported a loss of $5 million that is due primarily to recording our share of equity loss from our investment in MWV-CLP.

Other Costs and Eliminations. Other costs and eliminations (which consist of corporate overhead and intercompany profit elimination) decreased operating income by $48 million for the first nine months of 2014 and decreased operating income by $51 million for the first nine months of 2013. The decrease of $3 million is due primarily to lower share-based compensation costs. The decrease in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) increased operating income by $2 million during the first nine months of 2014 and decreased operating income by $3 million during the first nine months of 2013. This decrease in expense of $5 million compared to the first nine months of 2013 is due primarily to a loss related to the early termination of an equipment lease in 2013. The equipment lease was accounted for as an operating lease prior to termination. These items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $82 million during the first nine months of 2014 and by $89 million during the first nine months of 2013. This decrease in expense of $7 million was due primarily to lower share-based compensation costs as a result of fair value adjustments associated with our value management plan.

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

As a result of the above transactions, interest expense, net of interest income, increased $20 million, or 19%, to $124 million in the first nine months of 2014. This increase was due primarily to interest expense on our $860 million installment note payable ($28 million), offset by a reduction in interest expense as a result of the debt repayments in 2013 ($8 million).

Provision (Benefit) for Income Taxes. The provision for income taxes was $4 million for the first nine months of 2014 compared to a provision for income taxes of essentially $0 for the first nine months of 2013. This $4 million increase in expense for income taxes was due primarily to higher earnings from real estate sales by our taxable REIT subsidiaries. Real estate sales are made by both our taxable REIT subsidiaries and various wholly-owned subsidiaries of our REIT depending upon the nature and characteristics of the timberlands being sold.

At September 30, 2014, we have recorded deferred tax assets of $58 million (net of a $10 million valuation allowance) and deferred tax liabilities of $34 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $58 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At September 30, 2014, we had a cash balance of $90 million and had availability of $546 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash for the nine months ended September 30, 2014 and 2013 in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2014	2013	Change
Net Cash Provided By (Used In) Operating Activities	$322	$320	$2
Net Cash Provided By (Used In) Investing Activities	(66)	(287)	221
Net Cash Provided By (Used In) Financing Activities	(599)	50	(649)
Change in Cash and Cash Equivalents	$(343)	$83	$(426)

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2014 totaled $322 million compared to the $320 million we generated during the nine months ended September 30, 2013. This increase of $2 million is due primarily to improved earnings before depletion from our Resources and Energy and Natural Resources Segments ($55 million) and lower expenditures for the purchase of timber deeds ($18 million), offset in part by lower proceeds from real estate sales ($60 million) and lower Other operating activity adjustments ($19 million). See Results of Operations for a discussion of factors impacting earnings for our Resources Segments and factors impacting real estate proceeds for our Real Estate Segment.

During the first nine months of 2013, we acquired approximately 0.9 million tons of standing timber under a timber deed that expires in 2020 for $18 million. The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed.

During the first nine months of 2013, our Other operating activity adjustments totaled $19 million, whereas they netted to zero for the first nine months of 2014. These adjustments primarily consist of other non-cash amounts that are included in determining net income. The lower Other adjustments of $19 million is due primarily to recognizing an insurance receivable associated with our MDF fire loss ($7 million), lower expense for our share-based compensation ($6 million), and lower pension expense ($3 million) during the first nine months of 2014 as compared to the same period in the prior year.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the nine months ended September 30, 2014 were $65 million compared to $51 million for the same period in 2013. Planned capital expenditures for 2014 are expected to range between $95 million and $100 million and include approximately $70 million for our timberlands, $18 million for our manufacturing facilities, $3 million for our real estate development projects, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2014 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to rebuild the portion of our MDF facility that was destroyed by fire (see below paragraph) and to sustain operating activities.

During the second quarter of 2014, we incurred a fire loss at our MDF facility. Included in planned capital expenditures described in the paragraph above are approximately $11 million of total capital expenditures we expect to incur to restore the facility. We have incurred approximately $9 million of capital expenditures to rebuild the damaged building and equipment as of September 30, 2014. We expect to receive insurance proceeds, reduced by our $1 million deductible, to reimburse the company for these costs. Insurance proceeds related to reimbursed costs are reported, when received, under investing activities in the Consolidated Statements of Cash Flows. During the first nine months ended September 30, 2014, we have received $3 million of insurance proceeds.

Expenditures for real estate development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Real Estate Development Ventures. In connection with the timberland acquisition from MWV in 2013, the company and MWV formed a limited liability company (MWV-CLP). Plum Creek has agreed to make capital contributions to MWV-CLP through the year 2020, with minimum required contributions of $9 million during 2014. During the nine months ended September 30, 2014, the company made contributions of $9 million to MWV-CLP. Distributions of $5 million were received from MWV-CLP during the nine months ended September 30, 2014.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant. Our next scheduled debt principal payment is our 5.875% Senior Notes ($439 million), which mature in November 2015. We may refinance all or a portion of this borrowing at or near maturity. Debt principal not refinanced by new borrowings or by the then available borrowing capacity under our line of credit would be paid using cash generated from operations. Furthermore, we believe that our cash flows from operating activities over the next twelve months will be more than adequate to fund planned capital expenditures and our dividend.

The following table summarizes our sources and uses of cash (in millions):

	Nine Months Ended September 30,
	2014	2013	Change
Sources of Cash:
Operations (A)	$264	$295	$(31)
Changes in Working Capital	4	(12)	16
Cash Distributions from Timberland Venture	57	56	1
Cash from Stock Option Exercises	2	35	(33)
Increase Debt Obligations, net	—	229	(229)
Total Sources of Cash	327	603	(276)
Uses of Cash:
Returned to Stockholders:
Dividends	(234)	(212)	(22)
Common Stock Repurchases	(52)	(2)	(50)
Reinvest in the Business:
Capital Expenditures, including Real Estate Development (B)	(65)	(52)	(13)
Timber Deed Acquired	—	(18)	18
Timberlands Acquired	—	(80)	80
Mineral Rights Acquired	—	(156)	156
Contribution to Real Estate Development Ventures, net of Distributions	(4)	—	(4)
Reduce Debt Obligations, net	(315)	—	(315)
Total Uses of Cash	(670)	(520)	(150)
Change in Cash and Cash Equivalents	$(343)	$83	$(426)

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Earnings from Unconsolidated Entities, Deferred Revenue from Long-Term Gas Leases (Net of Amortization), Deferred Income Taxes, and Other Operating Activities (excluding Expenditures for Real Estate Development - see Footnote B) to Net Income.

(B)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions), Expenditures for Real Estate Development (which are included in Other Operating Activities) and Insurance Recoveries (Property Damage). Expenditures for Real Estate Development were $3 million and $1 million for the nine month periods ending September 30, 2014 and 2013, respectively.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.35% and 1.37% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, we had $152 million of borrowings and $2 million of standby letters of credit outstanding; $546 million remained available for borrowing under our line of credit. As of October 1, 2014, $85 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.65% and 1.66% as of September 30, 2014 and December 31, 2013, respectively. The interest rate on the $225 million term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term credit agreement was approximately 1% as of both September 30, 2014 and December 31, 2013. The term credit agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of September 30, 2014, the company had publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes with various maturities and fixed interest rates (“Public Debt”). The Public Debt consists of $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023. The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. Public Debt outstanding, including unamortized discount, was $1,330 million and $1,329 million as of September 30, 2014 and December 31, 2013, respectively.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV CDLM issued in connection with a December 2013 timberland acquisition. MWV CDLM has pledged the installment note to banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. The company's effective net interest rate on the installment note, after giving effect to patronage distributions, was approximately 4.5% as of both September 30, 2014 and December 31, 2013.

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of September 30, 2014.

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

As of September 30, 2014, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On November 4, 2014, the Board of Directors declared a dividend of $0.44 per share, or approximately $77 million, which will be paid on November 26, 2014 to stockholders of record on November 14, 2014. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current period and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of real estate sales). In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. For the nine months ended September 30, 2014, we repurchased 1.2 million shares of common stock at a total cost of $50 million, or an average cost per share of $40.21. At September 30, 2014, $125 million was available for share repurchases under the current Board of Directors' authorization.

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

We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period, and each business segment’s contribution to that performance, by eliminating non-cash charges to earnings, which can vary significantly by business segment. These non-cash charges include timber depletion, depreciation of fixed assets and the basis in real estate sold. We also use Adjusted EBITDA as a supplemental liquidity measure because we believe it is useful in measuring our ability to generate cash. In addition, we believe Adjusted EBITDA is commonly used by investors, lenders and rating agencies to assess our financial performance.

Third Quarter 2014 Compared to Third Quarter 2013

The following table compares Adjusted EBITDA by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2014	2013
Adjusted EBITDA by Segment
Northern Resources	$20	$16	$4
Southern Resources	57	44	13
Real Estate	64	91	(27)
Manufacturing	19	15	4
Energy and Natural Resources	8	6	2
Other	1	—	1
Other Costs and Eliminations, net	(13)	(20)	7
Total Adjusted EBITDA	$156	$152	$4

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended September 30 (in millions):

	Quarter Ended September 30, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$13	$7	$—	$20
Southern Resources	35	22	—	57
Real Estate	34	1	29	64
Manufacturing	16	3	—	19
Energy and Natural Resources	6	2	—	8
Other	(1)	—	2	1
Other Costs and Eliminations	(13)	—	—	(13)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$90	$35	$31	$156

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	16
Interest Expense	(41)
(Provision) Benefit for Income Taxes	(4)
Net Income	$61

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$133
Interest Expense				41
Amortization of Debt Costs				—
Provision / (Benefit) for Income Taxes				4
Distributions from Timberland Venture				(29)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				1
Deferred Income Taxes				(2)
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				2
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				3
Other				3
Adjusted EBITDA				$156

(1) Includes Equity Loss from Real Estate Development Ventures ($1 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($0), and basis in real estate sold ($2 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended September 30, 2013

	Operating Income	Depreciation, Depletion and Amortization (1)	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$5	$11	$—	$16
Southern Resources	27	17	—	44
Real Estate	63	1	27	91
Manufacturing	11	4	—	15
Energy and Natural Resources	5	1	—	6
Other	—	—	—	—
Other Costs and Eliminations	(16)	—	—	(16)
Other Unallocated Operating Income (Expense), net	(4)	—	—	(4)
Total	$91	$34	$27	$152

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	16
Interest Expense	(34)
(Provision) Benefit for Income Taxes	(1)
Net Income	$72

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$180
Interest Expense				34
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				1
Distributions from Timberland Venture				(29)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				—
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				2
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(28)
Other				(7)
Adjusted EBITDA				$152

(1) Includes a $4 million loss due to forest fire damages in the Northern Resources Segment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table compares Adjusted EBITDA by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2014	2013
Adjusted EBITDA by Segment
Northern Resources	$55	$47	$8
Southern Resources	158	119	39
Real Estate	152	208	(56)
Manufacturing	47	47	—
Energy and Natural Resources	24	16	8
Other	(2)	—	(2)
Other Costs and Eliminations, net	(45)	(53)	8
Total Adjusted EBITDA	$389	$384	$5

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the nine months ended September 30 (in millions):

	Nine Months Ended September 30, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$34	$21	$—	$55
Southern Resources	99	59	—	158
Real Estate	91	1	60	152
Manufacturing	35	12	—	47
Energy and Natural Resources	18	6	—	24
Other	(5)	1	2	(2)
Other Costs and Eliminations	(48)	1	—	(47)
Other Unallocated Operating Income (Expense), net	2	—	—	2
Total	$226	$101	$62	$389

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	48
Interest Expense	(124)
(Provision) Benefit for Income Taxes	(4)
Net Income	$146

Reconciliation to Net Cash Provided By Operating Activities(1)
Net Cash Flows from Operations				$322
Interest Expense				124
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				4
Distributions from Timberland Venture				(57)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				(1)
Deferred Income Taxes				(2)
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				4
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(4)
Other				—
Adjusted EBITDA				$389

(1) Includes Equity Loss from Real Estate Development Ventures ($4 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($1 million), and basis in real estate sold ($2 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Nine Months Ended September 30, 2013

	Operating Income	Depreciation, Depletion and Amortization (1)	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$24	$23	$—	$47
Southern Resources	74	45	—	119
Real Estate	138	1	69	208
Manufacturing	35	12	—	47
Energy and Natural Resources	14	2	—	16
Other	—	—	—	—
Other Costs and Eliminations	(51)	1	—	(50)
Other Unallocated Operating Income (Expense), net	(3)	—	—	(3)
Total	$231	$84	$69	$384

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	47
Interest Expense	(104)
(Provision) Benefit for Income Taxes	—
Net Income	$174

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$320
Interest Expense				104
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(56)
Equity Earnings, Depletion, Amortization and Basis of Real Estate Sold from Real Estate Development Ventures				—
Deferred Income Taxes				1
Gain on Sale of Properties and Other Assets				—
Deferred Revenue from Long-Term Gas Leases				6
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				12
Other				(19)
Adjusted EBITDA				$384

(1) Includes a $4 million loss due to forest fire damages in the Northern Resources Segment.
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

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value(A)
September 30, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,279
Average Interest Rate(C)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$898
Interest Rate					7.4%
Variable Rate Debt(D)						$225	$225	$225
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
September 30, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$76	$3	$462	$4	$—	$900	$1,445	$1,474
Average Interest Rate(C)	4.9%	4.8%	4.7%	4.2%	4.2%	4.0%
Related Party Obligations
Principal Due						$783	$783	$926
Interest Rate						7.4%
Variable Rate Debt						$450	$450	$450

(A)
The increase in fair value of our fixed rate debt compared to September 30, 2013 (excluding related party debt) was due primarily to the issuance of an $860 million installment note, partially offset by principal repayments of $111 million during the twelve month period. The decrease in fair value of our variable rate debt at September 30, 2014 was due to a principal repayment of $225 million during 2013.

(B)	Excludes unamortized discount of $3 million and $6 million at September 30, 2014 and 2013, respectively.

(C)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of September 30, 2014 and September 30, 2013.

(D)
As of September 30, 2014, the interest rate for the term credit agreement was 1.65%. Not included in the above table are borrowings under our $700 million revolving line of credit of $152 million. As of September 30, 2014, the weighted-average interest rate on the $152 million of borrowings was 1.35%.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2014:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
July 1, 2014 through July 31, 2014	1,812 shares of common stock	$44.88	0 shares of common stock	$ 175 million
August 1, 2014 through August 31, 2014	374,233 shares of common stock	$40.46	374,233 shares of common stock	$ 160 million
September 1, 2014 through September 30, 2014	869,885 shares of common stock	$40.10	869,338 shares of common stock	$ 125 million
Total	1,245,930 shares of common stock	$40.21	1,243,571 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At September 30, 2014, the remaining share repurchase authorization was $125 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

The following information is being provided pursuant to Item 2.06 of Form 8-K:

On November 4, 2014, Plum Creek’s Board of Directors approved the sale of approximately 165,000 acres of timberlands in Montana and Washington to The Nature Conservancy for $134 million. The sale is expected to close in two phases - the first phase, which consists of approximately 48,000 acres in Washington, is expected to close during the fourth quarter of 2014, and the second phase, which consists of approximately 117,000 acres in Montana, is expected to close during the first quarter of 2015. While the overall transaction will result in a gain, the company expects to recognize an impairment loss of between $5 million and $7 million during the fourth quarter of 2014 in connection with the first closing. Prior to the impairment loss, the book basis of the approximately 165,000 acres was $124 million. The company believes the Held for Sale criteria in the Accounting Standards Codification were met on November 4, 2014, when the Board of Directors approved the sale.

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

Date: November 4, 2014