Form 10-K
period 2014-12-31
PLUM CREEK TIMBER CO INC
filed 2015-02-26
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☒         Accelerated filer    ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No   ☒

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2014, was $6,924,257,143. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock, as of February 20, 2015 was 176,059,055.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for registrant’s 2015 Annual Meeting of Shareholders to be held on May 5, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014

Table of Contents	PART I / ITEM 1

Part I
When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 7A to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

ITEM 1. BUSINESS
Industry Overview

General

The timber industry possesses several unique characteristics that distinguish it from the broader paper and forest products industry. The timber industry, which consists primarily of timberland owners, provides raw material for the paper and forest products industry, and conducts resource management activities, including the planting, fertilizing, thinning, and harvesting of trees and the marketing of logs. Logs are marketed and sold either as sawlogs to lumber and other wood products manufacturers or as pulplogs to pulp and paper manufacturers, producers of oriented strand board (“OSB”), and producers of wood pellets for use in bioenergy. Also, over time, timberlands may become more valuable for purposes other than growing timber. In these circumstances, timberlands may be sold to realize these values.

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

PLUM CREEK 2014 FORM 10-K | 1

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

Our Business

Plum Creek is among the largest and most geographically diverse private landowners in the nation. As of December 31, 2014, we owned approximately 6.6 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-value use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

Our timberlands are well diversified, not only geographically, but also by species mix and age distribution. Growth rates vary depending on species, location, age and forestry practices. We manage our timberlands in two business segments: the Northern Resources Segment, consisting of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin; and the Southern Resources Segment, consisting of timberlands in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Texas, and Virginia. In addition, our Energy and Natural Resources Segment includes our natural resource businesses that focus on opportunities for oil and natural gas production, construction aggregates and mineral extraction, wind power and communication and transportation rights of way. The Real Estate Segment comprises our sales of higher and better use timberlands, and sales of non-strategic timberlands, including sales of large blocks of timberlands. Our Real Estate Segment includes development of certain properties, internally and through joint venture arrangements. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

Our Manufacturing Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes two lumber mills, two plywood mills and two medium density fiberboard (“MDF”) production lines in Montana and one lumber remanufacturing facility in Idaho. On January 29, 2015, the company announced it will be permanently closing its remanufacturing facility in Idaho. The Montana facilities, strategically located near our timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF.

Our Other Segment provides timber and wood-fiber procurement services to certain customers. These activities consist primarily of harvesting and selling trees from timberlands that are not owned by us. Additionally, our share of the equity earnings / (losses) from our equity investment in MWV-Charleston Land Partners, LLC ("MWV-CLP") are reported in the Other Segment. Our equity investment in MWV-CLP consists of 93,000 acres of high-value rural lands and development-quality lands near Charleston, South Carolina. These activities are conducted through our wholly-owned taxable REIT subsidiaries.

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

PLUM CREEK 2014 FORM 10-K | 2

Table of Contents	PART I / ITEM 1

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

Furthermore, as part of our business, we focus on realizing the maximum value for non-timber resources on our properties, including opportunities relating to rock and mineral extraction. Our strategy to realize these values involves forming alliances with industry leaders to identify and pursue such opportunities.

Disciplined Acquisitions and Dispositions. The U.S. timberland market is highly fragmented. To the extent high-quality timberlands are available for acquisition, we believe we are well-positioned to compete for these properties because we are willing to enter into long-term supply agreements with sellers, we can structure acquisitions on a tax-efficient basis, we have broad geographic reach, we have a strong reputation for prudent environmental management, and we maintain a conservative capital structure, which provides us ready access to capital. In 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia and West Virginia, along with related minerals and wind power leases. Also in 2013, we acquired approximately 46,000 acres of timberlands in Georgia and Alabama. No timberlands were acquired during 2014.

We estimate that included in the company’s 6.6 million acres of timberlands are approximately 775,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 775,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company identified approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands will continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

We may sell or exchange timberlands that have high environmental or other public values and reinvest in timberlands that are more suitable for commercial timber management. In addition, we may sell conservation easements that limit development rights, but ensure that the timberlands will be maintained as a working forest in perpetuity. We may also sell or exchange timberlands that are less strategic to other forest products companies or non-industrial investors.

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

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFI”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. Forestry practices on all of our timberlands have been independently audited and certified under the SFI program. Our planning efforts for species listed as threatened or endangered under the Endangered Species Act have resulted in three major habitat conservation agreements under which we manage approximately 0.9 million acres of our timberlands. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

PLUM CREEK 2014 FORM 10-K | 3

Table of Contents	PART I / ITEM 1

Segment Information

Certain financial information for each business segment is included in Note 21 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Northern Resources Segment

As of December 31, 2014, the Northern Resources Segment encompassed approximately 3.1 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 97 million tons of standing timber, including approximately 22 million tons of standing timber in the states of Washington and Oregon. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated standing timber includes volumes in environmentally sensitive areas, (1) where due to self-imposed restrictions we expect to defer harvest until conditions permit the removal of trees without adversely affecting the environment and (2) where regulations or universally accepted management practices restrict harvest volumes (approximately 7 million tons). For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

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

The Northern Resources Segment has several long-term (i.e. greater than 1 year) log supply agreements, under which we sell approximately 39% of the Northern Resources Segment's total volume. In general, the agreements require us to supply a specified volume of sawlogs or pulpwood to certain manufacturing facilities in the U.S. Our supply agreements reflect a market-based sales price. The terms of each agreement require sales price to be updated periodically, generally on a quarterly basis. Substantially all of the supply agreements use one or more of the following market indicators to determine the selling price:

•	Average log prices for similarly situated regional customers (excluding the supply agreement customer) realized by Plum Creek over a defined time period;

•	Average log prices from other log suppliers paid by the log supply agreement customer over a defined time period; and/or

•	Negotiated base market price that is adjusted each period using published composite indexes.

During 2014, approximately 17% of the sawlogs and 76% of the pulpwood harvested in our Northern Resources Segment was sold pursuant to these long-term supply agreements. We expect these percentages to be approximately 19% of sawlogs and 74% of pulpwood during 2015. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

Southern Resources Segment

As of December 31, 2014, the Southern Resources Segment consisted of approximately 3.5 million acres of timberlands (including approximately 209,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Texas, and Virginia, and contained an estimated 171 million tons of standing timber. This estimate includes volume related to long-term timber deeds acquired in 2012 and 2013. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated standing timber includes volumes in environmentally sensitive areas, (1) where

PLUM CREEK 2014 FORM 10-K | 4

Table of Contents	PART I / ITEM 1

due to self-imposed restrictions we expect to defer harvest until conditions permit the removal of trees without adversely affecting the environment and (2) where regulations or universally accepted management practices restrict harvest volumes (approximately 9 million tons). For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

Logs in the Southern Resources Segment are sold to third party mills producing a wide array of forest products, including manufacturers of lumber, plywood, OSB, and pulp and paper products. Competitors in the Southern log markets include numerous private individuals, other industrial timberland owners, and to a lesser extent, state and federal agencies who own and manage forests in the region. Due to transportation costs, domestic wood and fiber consuming facilities in the Southern Resources Segment tend to purchase raw material within a 100-mile radius. Competitive factors within our Southern Resources Segment include price, species, grade, quality, proximity to wood consuming facilities and the ability to consistently meet customer requirements. We compete based on our reputation as a stable and consistent supplier of well-merchandised, high-quality logs, on price, on our status as a Sustainable Forestry Initiative® certified supplier, and on our ability to maintain qualified independent logging and hauling contractors. The Southern Resources Segment has a single customer, with multiple facilities, that represents 18% of its revenues. While not expected, the loss of this customer (all the facilities we currently serve) could have a significant impact on our operating income. The customer purchases sawlogs and pulpwood for its facilities located across the Southern Resources Segment. These facilities produce lumber, plywood, OSB and pulp and paper products. The loss of an individual facility would not likely have a significant impact on operating income.

The Southern Resources Segment has several long-term (i.e. greater than 1 year) log supply agreements, under which we sell approximately 31% of the Southern Resources Segment's total volume. In general, the agreements require us to supply a specified volume of sawlogs or pulpwood to certain manufacturing facilities in the U.S. Our supply agreements reflect a market-based sales price. The terms of each agreement require sales price to be updated periodically, generally on a quarterly basis. Substantially all of the supply agreements use one or more of the following market indicators to determine the selling price:

•	Average log prices for similarly situated regional customers (excluding the supply agreement customer) realized by Plum Creek over a defined time period;

•	Average log prices from other log suppliers paid by the log supply agreement customer over a defined time period; and/or

•	Negotiated base market price that is adjusted each period using published composite indexes.

During 2014, approximately 26% of the sawlogs and 33% of the pulpwood harvested in our Southern Resources Segment was sold pursuant to these long-term supply agreements. We expect these percentages to be approximately 25% of sawlogs and 36% of pulpwood during 2015. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

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

PLUM CREEK 2014 FORM 10-K | 5

Table of Contents	PART I / ITEM 1

Higher Value Timberlands. We review our timberlands to identify properties that may have higher values other than as commercial timberlands. Included in our 6.6 million acres are approximately 775,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 775,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential.

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

Non-Strategic Timberlands. We will make other opportunistic sales of our timberlands. These transactions may involve selling timberlands located in areas where we would like to reduce our market presence, timberlands with lower than average productivity characteristics, or timberlands that can be sold at a price exceeding our value of holding and operating as commercial timberland. We consider these timberlands non-strategic and may sell them in either large or small acreage transactions. The price per acre will vary based on many factors, including the location and physical characteristics of the non-strategic timberlands sold.

We have approximately 225,000 acres of non-strategic timberlands, which we expect to sell in smaller acreage transactions over the near and medium term (“small non-strategic”). In addition to these 225,000 acres, from time to time, we sell timberlands in larger acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Demand for larger acreage parcels has remained strong and we have received good values for sales during recent years. During 2014, we sold 23,000 large non-strategic acres in two transactions for $65 million. During 2013, we sold 51,000 large non-strategic acres in two transactions for $106 million.

Manufacturing Segment

Lumber. We produce a diverse line of softwood lumber products, including boards (common and select) and studs. Lumber products manufactured in our western Montana pine board sawmill and remanufacturing facility in Idaho are targeted to domestic lumber retailers, such as retail home centers for use in repair and remodeling projects. Lumber products from our Montana studmill are targeted to contractor distribution yards for use in home construction. Both pine board and stud lumber products are also sold to stocking distributors who serve a wide variety of end uses. On January 29, 2015, due to the loss of a significant customer, we announced we will be permanently closing our remanufacturing facility in Idaho. The closure of this facility should not have a significant impact on our 2015 results.

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

PLUM CREEK 2014 FORM 10-K | 6

Table of Contents	PART I / ITEM 1

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets (boat, recreational vehicle and transportation end-uses) and commercial markets (concrete forming overlay products). Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2014, we sold approximately 5% of our plywood in Canada. See “Lumber” above for a discussion of residual by-products.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 65% of North American structural panel production. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facilities in western Montana supply high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring. During 2014, we sold approximately 7% and 2% of our MDF in Canada and Mexico, respectively.

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

Our lumber and plywood facilities have purchased and will continue to source logs from external suppliers, primarily the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of logs from external sources as harvest levels on our Montana timberlands decline. Timberland harvest levels in and around Montana over the last several years have been declining, and we may experience a reduction in total future log supply which could impact our manufacturing facility production or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below). In addition to buying logs, 22% of our plywood production in 2014 was supplemented through veneer purchased throughout the Pacific Northwest and Canada, and we estimate this amount could increase to as much as 40% in 2015. Our MDF facilities have a consistent supply of wood chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual by-products due to lower lumber and plywood production near our MDF facilities, we have had to expand the area in which we purchase wood chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. Future MDF wood fiber sourcing is expected to also include a portion of pulpwood processed into wood chips. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier.

Competition. Markets for manufactured forest products are highly competitive in terms of price and quality. Also, wood products are subject to increasing competition from a variety of substitutes, including non-wood and engineered wood products as well as import competition from other worldwide suppliers. We believe we can compete effectively because of our private timber inventory, our reputation for environmentally responsible forestry, which has positioned us to meet regulatory challenges on a cost-effective basis, our reputation as a dependable, long-term supplier of quality products, our innovative approach to providing high-quality, value-added products to various retail and industrial niche markets and the integration of our timberlands with efficient manufacturing processes.

PLUM CREEK 2014 FORM 10-K | 7

Table of Contents	PART I / ITEM 1

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

In addition to realizing values from our existing timberland ownership, we have also made recent opportunistic acquisitions of natural resource assets. In 2013, we acquired certain minerals and wind power leases for $67 million that were associated with approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia. Also in 2013, we acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. In 2012, we acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. We expect to continue to negotiate royalty arrangements and leases to capture the maximum value for our non-timber natural resources assets. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

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

Timberland Operations. We use different management techniques in each of our regions, implementing a variety of cost effective silvicultural treatments. We expect timber growth rates on our intensively managed timberlands to continue to improve over time as a result of genetic advances in seedlings and forest management practices such as thinning, competition control, and fertilization.

Technology and forest management advances have increased growth rates, resulting in trees reaching economic maturity at earlier ages. We believe our focus on active forest management practices will enhance forest productivity and increase the value of our timberlands over time.

Value can be enhanced through thinning operations on our younger timber stands. Value increases as trees grow and add wood volume. As trees grow larger, they can be used in higher value applications such as high-grade lumber, plywood, and furniture. Thinning a timber stand enables the healthier and potentially more valuable trees to grow more rapidly.

Advanced silvicultural techniques, such as the use of trees that are bred specifically for growth, quality and disease resistant traits, application of fertilizers, plant competition control, and pre-commercial thinning, enhance the growth and value of our timberlands. These treatments improve the growth of the forests, enhance the quality of the wood grown, and can potentially reduce future harvesting costs.

To maintain and improve the productivity of our timberlands, our approach is to ensure that acres harvested are promptly reforested. Based on site conditions and geography, harvested areas may be regenerated by planting or regenerated naturally by leaving mature trees to reseed the area. Natural regeneration methods are used on a substantial portion

PLUM CREEK 2014 FORM 10-K | 8

Table of Contents	PART I / ITEM 1

of our timberlands in the Northern Resources Segment. In the Southern Resources Segment, softwood lands are reforested by planting and hardwood lands are reforested through natural means.

Timber Inventory. Estimation of our standing timber inventory is guided by a set of policies and procedures. Timber volume data is collected through a process generally referred to as a “timber cruise,” whereby field measurements, including the number of trees by diameter and height, within sample areas are used to statistically estimate total volume for each timber stand. We perform timber cruises on a portion of our timberlands each year. Inventory is estimated and maintained at either the individual stand level or at the strata level. Stratum are groups of similar age, species, productivity, and harvest history. For stands that have not been cruised in the present year, growth models are used to estimate the current inventory. The key inputs in the growth process include prior silviculture treatments, stand age, site productivity and the number of trees by diameter and height. Formulas are utilized to estimate wood volume and weight from the grown diameter and height information. Our timber inventory estimates are updated to account for harvesting activities, timberland acquisitions and divestitures, biological growth, new timber cruise data and natural disturbances (e.g. fire, disease, or weather events), among other factors.

We believe that our inventory estimation process is consistent with accepted industry practices. We continuously work to improve the quality of our inventory information by evaluating new technologies and implementing processes where we can achieve higher quality data at a reasonable cost. We collaborate with forestry experts at leading universities to validate our inventory estimation practices. In addition, our process is reviewed by external foresters in connection with our sustainability certification under the Sustainable Forestry Initiative® standard, and the results of this review confirm that our approach is consistent with accepted industry practices.

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

Environmental Stewardship

We practice environmentally responsible resource management. We adhere to the philosophy that environmentally sound management practices contribute to the company’s growth in value by providing greater predictability in the management of its natural resource assets. We follow the principles and objectives of the Sustainable Forestry Initiative® program (“SFI”), which sets forth a comprehensive approach to responsible forest stewardship. Our forestry practices on all of our timberlands have been independently audited and certified under the SFI program. The SFI program principles are designed to ensure that forest management is integrated with the conservation of soil, air and water resources, wildlife and fish habitat, and aesthetics.

PLUM CREEK 2014 FORM 10-K | 9

Table of Contents	PART I / ITEM 1

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of many species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These Habitat Conservation Plans (“HCPs”) are as follows:

Habitat Conservation Agreement	Protects	State	Acres
Central Cascades HCP	315 species	Washington	25,000
Native Fish HCP (A)	5 species of trout and salmon	Montana	890,000
Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	10,000

(A)    During 2014, we announced the sale of approximately 165,000 acres of timberlands in Montana and
Washington to The Nature Conservancy for $131 million. The sale closed in two phases - the first phase, which consisted of approximately 48,000 acres in Washington, closed in December 2014, and the second phase, which consisted of approximately 117,000 acres in Montana, closed in January 2015. See Note 5 of the Notes to Consolidated Financial Statements. The Montana phase of this sale reduced the acres under HCP to approximately 770,000.

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

PLUM CREEK 2014 FORM 10-K | 10

Table of Contents	PART I / ITEM 1

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

We have received incidental take permits pursuant to our Habitat Conservation Plans from the U.S. Fish and Wildlife Service that in total cover our forest management on 0.9 million acres in the Northern Resources Segment as of December 31, 2014. We prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

Clean Water

The Clean Water Act and comparable state laws, regulations and best management practices and programs protect water quality. As a result, our resource management activities adjacent to rivers and streams as well as the point source discharges from our manufacturing facilities are subject to strict regulation. Most silvicultural activities are defined by regulation to be “non-point sources” and thus do not require federal permits from the Environmental Protection Agency ("EPA"), but rather are subject to state regulation and best management practices programs. Litigation in the Ninth Circuit Court of Appeals had challenged this silvicultural exemption under the Clean Water Act. However, in 2013, the U.S. Supreme Court upheld the EPA's interpretation of its regulation exempting logging roads and related silvicultural activities from permitting requirements. In addition to the Court's ruling, Congress passed legislation confirming that permitting cannot be required under the EPA's existing rules. However, the EPA remains free to regulate stormwater discharges from forest roads through measures other than federal permitting, including state regulation and voluntary best management practices. Accordingly, there can be no assurance that our forest management activities will not be subject to increased regulation under the Clean Water Act in the future.

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

Timberlands

Our forest practices are and will in the future be subject to specialized statutes and regulations in the states where we operate. Many of these states have enacted laws that regulate forestry operations, including reforestation, silviculture, harvesting and processing activities on timberlands. Among other requirements, these laws impose some reforestation obligations on the owners of timberlands. Several states require prior notification before beginning harvesting activities. A number of states require a regulatory review taking from 15 to 30 days or more prior to harvesting, depending upon the environmental and other sensitivities of the proposed activity. Other state laws and regulations control the following activities: slash burning and harvesting during fire hazard periods; activities that affect water sources or are in proximity to inland shorelines; activities that affect water quality; and some grading and road construction activities.

PLUM CREEK 2014 FORM 10-K | 11

Table of Contents	PART I / ITEM 1

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

Employees

As of December 31, 2014, we had 701 salaried and 624 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of tree seedlings and the harvesting and delivery of logs are conducted by independent contractors.

Certain Corporate Governance and Other Available Information

The company maintains a code of ethics entitled the Plum Creek Code of Conduct, which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, a provision of the Plum Creek Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the principal executive officer, principal financial officer or principal accounting officer) at this location on its website. The company will also post to its website the name of any director who simultaneously serves on the audit committee of more than three public companies, along with the Board’s determination that such service would not impair any such director’s ability to serve on the company’s audit committee. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our website by first clicking the “Investors” link then the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting the company’s Investor Relations Department at 601 Union Street, Suite 3100, Seattle, Washington 98101, or by calling (206) 467-3600.

PLUM CREEK 2014 FORM 10-K | 12

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. We do not expect significant improvement in real estate prices or demand during 2015, and recovery to pre-2009 levels may take several years.

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

PLUM CREEK 2014 FORM 10-K | 13

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

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. After years of trade disputes over Canadian lumber imports, the U.S. and Canada executed a definitive agreement establishing a system of tiered taxes and/or volume restrictions relating to Canadian lumber imports to the U.S. However, the agreement expires in 2015, and it is uncertain when or if a new agreement will be reached, and if reached what the terms of such agreement would be. Moreover, even if a new agreement is reached, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

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

Our Board of Directors, in its sole discretion, determines the amount of the quarterly dividends (including the determination of whether to retain net capital gains income) to be distributed to our stockholders based on consideration of a number of factors including, but not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate.

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

PLUM CREEK 2014 FORM 10-K | 14

Table of Contents	PART I / ITEM 1A

We Depend on External Sources of Capital for Future Growth

Our ability to finance growth is dependent to a significant degree on external sources of capital. Our ability to access such capital on favorable terms could be hampered by a number of factors, many of which are outside of our control, including, without limitation, a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. In addition, our ability to access additional capital may also be limited by the terms of our existing indebtedness, which, among other things, restricts our total amount of debt. Any of these factors, individually or in combination, could prevent us from being able to obtain the capital we require on terms that are acceptable to us, and the failure to obtain necessary capital could materially adversely affect our future growth.

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

PLUM CREEK 2014 FORM 10-K | 15

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

In addition to the foregoing activities, we have leased some of our properties to third-party operators for the purpose of exploring, extracting, developing and producing oil, gas, rock and other minerals, as the case may be, in exchange for fees and royalty payments. These activities are subject to federal, state and local laws and regulations. Some of our third party leases related to oil and gas activities involve third party operators drilling wells, and some of these wells involve hydraulic fracturing, which is a process that creates a fracture extending from the well bore in a rock formation to enable gas or oil to move through the rock pores to a production well. Fractures are typically created through the injection of water, chemicals and sand into the rock formation. On some of our properties, these operations may create risk of environmental liabilities for any unlawful discharge of oil, gas or other chemicals into the air, soil or water. Generally, our lease arrangements provide that our third-party operators indemnify us against any such operating liability and that they maintain liability insurance. However, if for any reason our third-party operators do not indemnify us, or if liability insurance were not in effect, then it is possible that we could be responsible for costs associated with

PLUM CREEK 2014 FORM 10-K | 16

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

PLUM CREEK 2014 FORM 10-K | 17

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

PLUM CREEK 2014 FORM 10-K | 18

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

	Annual Capacity (in millions) (A)	2014 Actual Production (in millions) (B)
Lumber—board feet
Columbia Falls, MT	80	65
Evergreen, MT	65	45
Meridian, ID (Remanufacturing)	70	56
Total Lumber Capacity	215	166
Plywood—square feet (3/8”)
Columbia Falls, MT	110	85
Evergreen, MT	110	82
Total Plywood Capacity	220	167
MDF—square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	98
Columbia Falls, MT (Thin Line MDF)	120	113
Total MDF Capacity	265	211

(A)
Capacity represents the annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Production volumes may vary due to several factors, including end-use market conditions, wood fiber supply and labor availability.

(B)
Actual lumber and plywood production during 2014 was lower than our historic operating levels due primarily to a declining supply of logs in western Montana. Actual MDF production during 2014 was lower than our historic operating levels due primarily to a fire at our MDF facility in June 2014. On January 29, 2015, due to the loss of a significant customer, we announced we will be permanently closing our remanufacturing facility in Idaho. The closure of this facility should not have a significant impact on our 2015 results.

PLUM CREEK 2014 FORM 10-K | 19

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PLUM CREEK 2014 FORM 10-K | 20

Table of Contents

Executive Officers of the Registrant

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office (J)	Officer Since
Rick R. Holley (A)	63	Chief Executive Officer	1989
Thomas M. Lindquist (B)	54	President and Chief Operating Officer	2001
David W. Lambert (C)	54	Senior Vice President and Chief Financial Officer	2002
James A. Kilberg (D)	59	Senior Vice President, Real Estate, Energy and Natural Resources	2003
James A. Kraft (E)	59	Senior Vice President, General Counsel and Secretary	1989
Larry D. Neilson (F)	55	Senior Vice President, Resources and Operations Support	2002
Russell S. Hagen (G)	49	Senior Vice President, Business Development	2006
Timothy E. Punke (H)	44	Senior Vice President, Corporate Affairs and Public Policy	2013
Barbara L. Crowe (I)	63	Vice President, Human Resources	1997

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

PLUM CREEK 2014 FORM 10-K | 21

Table of Contents	PART II / ITEM 5

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 20, 2015, there were 12,894 stockholders of record and 176,059,055 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2014 and 2013, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2014
High	$46.74	$45.45	$45.31	$43.63
Low	40.73	40.57	38.70	38.78
Cash Dividend per Share	$0.44	$0.44	$0.44	$0.44
2013
High	$52.28	$54.62	$50.06	$50.08
Low	44.73	44.01	43.15	42.95
Cash Dividend per Share	$0.42	$0.44	$0.44	$0.44

PLUM CREEK 2014 FORM 10-K | 22

Table of Contents	PART II / ITEM 5

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s ("S&P") 500 Index, and the S&P Global Timber and Forestry Index for the five years ended December 31, 2014. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the S&P 500 Index, and the S&P Global Timber and Forestry Index. It also assumes reinvestment of all dividends.

The following table shows total stockholder return for the previous one year ended December 31:

	2010	2011	2012	2013	2014
Plum Creek	3.8%	1.9%	26.7%	8.7%	(4.1)%
S&P Global Timber and Forestry Index	17.1%	(16.5)%	22.8%	20.4%	2.8%
S&P 500 Index	15.1%	2.1%	16.0%	32.4%	13.7%

PLUM CREEK 2014 FORM 10-K | 23

Table of Contents	PART II / ITEM 5

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2009 for the years ended December 31:

	12/31/2009	2010	2011	2012	2013	2014
Plum Creek	$100	$104	$106	$134	$146	$140
S&P Global Timber and Forestry Index	$100	$117	$98	$120	$145	$149
S&P 500 Index	$100	$115	$118	$136	$180	$205

Purchase of Equity Securities

None.

PLUM CREEK 2014 FORM 10-K | 24

Table of Contents	PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2014	2013	2012	2011	2010
Income Statement Items
Revenues	$1,476	$1,340	$1,339	$1,167	$1,190
Operating Income (A)	322	295	281	275	297
Equity Earnings from Timberland Venture	63	63	59	56	57
Equity Earnings from Real Estate Development Ventures	3	—	—	—	—
Interest Expense (Note Payable to Timberland Venture)	58	58	58	58	58
Interest Expense (Debt Obligations to Unrelated Parties)	108	83	82	81	80
Income before Income Taxes (B)	222	213	200	192	203
Provision (Benefit) for Income Taxes	8	(1)	(3)	(1)	1
Income from Continuing Operations	214	214	203	193	202
Gain on Sale of Properties, net of tax	—	—	—	—	11
Net Income	214	214	203	193	213

Non-Cash Items
Depreciation, Depletion and Amortization (C)	138	119	114	96	96
Basis of Real Estate Sold	129	91	138	77	132

Balance Sheet Items
Total Assets (E)	5,187	5,695	4,384	4,259	4,251
Total Debt Obligations (to Unrelated Parties) (D)	2,515	2,886	2,172	1,996	1,909
Note Payable to Timberland Venture (a Related Party)	783	783	783	783	783

Earnings per Share (Diluted)
Income from Continuing Operations	$1.21	$1.30	$1.25	$1.19	$1.24
Net Income	$1.21	$1.30	$1.25	$1.19	$1.31

Dividends Declared per Share	$1.76	$1.74	$1.68	$1.68	$1.68

Timberland Acquisitions (E)
Purchase Price	$—	$950	$18	$89	$—
Acres	—	551,000	13,000	59,000	—

Timberland Dispositions (Acres)	184,000	168,000	269,000	185,000	258,000

Minerals and Mineral Rights Acquired (E)	$—	$213	$76	$12	$—

Harvest Volume (in Million Tons)	19.6	17.4	17.9	15.8	15.4

(A)	Includes a $2 million loss due to MDF fire damages and the related $13 million insurance recoveries received, resulting in a net $11 million gain in 2014.

(B)	Includes a $4 million loss in 2013 and a $13 million loss in 2010 on extinguishment of debt.

(C)	Includes a $2 million loss due to MDF fire damages in 2014 and a $4 million loss due to forest fire damages in 2013.

(D)	Includes Timber Obligations accounted for as capital leases.

(E)
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

PLUM CREEK 2014 FORM 10-K | 25

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

The Operating Partnership has borrowed and has currently outstanding $2.5 billion principal amount of debt, including $1.3 billion of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 18 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

PLUM CREEK 2014 FORM 10-K | 26

Table of Contents	PART II / ITEM 7

Overview

2014 Performance Compared to 2013

Our operating income for 2014 was $322 million compared to $295 million for 2013. Prices for nearly all the logs and wood products we sell continued to improve during 2014 due primarily to the improving U.S. economy and the increase in housing starts. U.S. housing starts for all of 2014 were just over 1 million units, which was an increase of 9% over the prior year and have increased by over 80% compared to the record low starts of 554,000 units in 2009 (lowest since 1945). We expect this positive trend to continue in 2015. Real estate markets during 2014 were generally comparable to the prior year. Real estate revenue for both 2014 and 2013 was slightly less than $300 million; however, during 2014 we sold approximately 10% more acres while operating income decreased by approximately 20% due primarily to selling properties which have a higher book basis. In addition to improving prices for logs and wood products, our 2014 operating results were favorably impacted by the following:

•
In December 2013, we acquired approximately 501,000 acres of timberland from MeadWestvaco Corporation ("MWV"), along with related minerals and wind power leases and an equity interest in approximately 109,000 acres of high-value rural and development quality lands (see Note 2 of the Notes to Consolidated Financial Statements). Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment and approximately 354,000 acres are included in the Southern Resources Segment. The total purchase price was approximately $1.1 billion, which consisted of a $221 million cash payment and the issuance of an installment note payable for $860 million.

•
In September 2013, we acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million (see Note 6 of the Notes to Consolidated Financial Statements).

•
On June 10, 2014, we experienced a fire at our MDF facility and recorded a $2 million loss related to the building and equipment damaged or destroyed by the fire. During 2014, we also recorded a $13 million gain related to insurance recoveries that we received, which, when combined with the building and equipment loss, resulted in a net gain of $11 million for 2014. See Note 17 of the Notes to Consolidated Financial Statements.

Operating income in our Northern Resources Segment increased $12 million to $44 million in 2014. During 2014, harvest volumes in our Northern Resources Segment were 3.9 million tons, of which approximately 0.2 million tons were harvested from the MWV timberlands. Excluding the impact of the MWV timberlands, operating income in the Northern Resources Segment increased by $8 million to $40 million. The increase in operating performance was due primarily to higher sawlog prices as a result of continued strong demand and a limited log supply. Operating income in our Southern Resources Segment increased $29 million to $137 million in 2014. During 2014, harvest volumes in our Southern Resources Segment were 15.8 million tons, of which 2.6 million tons were harvested from the MWV timberlands. Excluding the impact of the MWV timberlands, operating income in the Southern Resources Segment increased by $13 million to $121 million. This increase was due primarily to higher sawlog and pulpwood prices as a result of improving demand.

Operating income in our Manufacturing Segment increased $6 million to $49 million in 2014. Excluding the net gains from the MDF fire, operating income in our Manufacturing Segment decreased $5 million to $38 million in 2014. This decrease was due primarily to lower MDF and plywood sales volumes and higher raw material costs.

Operating income in our Real Estate Segment decreased $36 million to $133 million in 2014. This decrease was due primarily to selling properties in 2014 with a lower operating margin compared to the prior year. The lower operating margin was due primarily to selling properties which had a higher book basis compared to the properties that were sold during 2013. Revenues in our Real Estate Segment increased $3 million to $289 million in 2014.

Operating income in our Energy and Natural Resources Segment increased $6 million to $25 million in 2014. This increase was due primarily to royalties from our September 2013 acquisition of mineral rights and royalties from our MWV acquisition of coal and wind assets.

PLUM CREEK 2014 FORM 10-K | 27

Table of Contents	PART II / ITEM 7

Our net income for 2014 was $214 million, unchanged from our net income in 2013. Interest expense increased $25 million to $166 million in 2014. This increase was due primarily to interest expense on our $860 million installment note payable. Our provision for income taxes increased $9 million to $8 million in 2014. This increase was due primarily to higher earnings by our taxable REIT subsidiaries.

Our net cash flows from operating activities increased $53 million to $457 million in 2014. This increase was due primarily to improved earnings before depletion from our Resources and Energy and Natural Resources Segments ($67 million) partially offset by higher payments for interest expense ($25 million). We expect net cash provided by operating activities in 2015 to be similar to 2014.

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

Selected U.S. housing economic data for the last five years was as follows at December 31:

	2014	2013	2012	2011	2010
U.S. Housing Starts (in millions)	1.01	0.92	0.78	0.61	0.59
Supply of Existing Homes for Sale (in months)	4	5	4	6	8
30-yr. Fixed Interest Mortgage Rates (average)	4.2%	4.0%	3.7%	4.5%	4.7%

Housing starts continued to improve during 2014, increasing by 9% over the prior year and by more than 80% over the record low housing starts experienced during 2009. The improvement in housing starts was due primarily to the improving U.S. economy, declining unemployment, near record low mortgage interest rates, and improving consumer confidence. Despite the improvement in housing starts to slightly over 1 million starts for 2014, housing starts remain at recessionary levels.

Housing starts are at recessionary levels due primarily to the low labor participation rate, weak wage growth, high debt levels, the high cost of a new home, along with strict lending standards, all factors which have prevented young families from purchasing a new home. The unemployment rate has steadily declined during the past several years and was 5.6% at the end of 2014. However, a better measure of employment as it relates to housing is the labor participation rate, which was 62.7% at the end of 2014 (its lowest level in the past 25 years). The low participation rate is due in part to individuals dropping out of the workforce as a result of the disappointing job opportunities. Furthermore, a large percentage of the jobs created since the end of the recession have been in low-paying sectors, such as retail and hospitality. Also, stagnant wage growth has impacted the housing sector.

The challenges of finding a well paying job have especially impacted young families. As a result of weak job opportunities along with high levels of student debt, first-time home buyers, which historically have accounted for 40% of home sales, currently account for less than 30% of sales. The decline in first-time home buyers is also causing a significant shift in the mix of housing starts. Historically, single-family starts have accounted for approximately 80% and multifamily starts have accounted for approximately 20% of the total starts. However, because more households are renting instead of owning a home, the multifamily share of housing starts is currently above 30%. This trend negatively impacts the demand for wood products since multifamily starts use only about one-third as much wood as is used in single-family starts.

Another trend that could negatively impact the demand for logs in the U.S. in the future is the level of lumber imports. Recently, the U.S. dollar hit an 11-year high compared to other major currencies, which is likely to result in greater lumber imports. At the same time, China’s economic growth during 2014 slowed to levels not seen in the past 25 years. The decline in China’s economic growth, along with the strong U.S. dollar, are several of the key reasons why Canada increased their lumber imports to the U.S. during 2014. Canada recently increased their lumber imports to the U.S. by over 10% and currently represents approximately 28% of the lumber available in the U.S.

PLUM CREEK 2014 FORM 10-K | 28

Table of Contents	PART II / ITEM 7

The recessionary level of housing starts has most significantly impacted our Southern Resources Segment. Average sawlog prices in our Northern Resources Segment during 2014 were $85 per ton (delivered basis), which is the highest average sales realization during the past ten years. In comparison, average sawlog prices in our Southern Resources Segment were $22 per ton (stumpage basis), which was approximately 40% lower than our 2005 average of $37 per ton. Some key reasons for this difference is that in our Northern Resources Segment, mill owners have added more shifts, and there has been relatively strong export demand for logs and wood products (primarily in the Northwestern U.S.) throughout most of 2014. However, in our Southern Resources Segment, log prices have increased modestly since our recent low prices in 2011 when the average sales realization for the year was $19 per ton. This limited price improvement is due primarily to Southern mill owners being more reluctant to add shifts or restart mills, and due to the readily available supply of logs for the current level of lumber and plywood production.

During 2015, we expect the rebound in housing starts to continue at a slow pace. Housing starts are expected to continue to improve during 2015 due primarily to the growth in the U.S. economy, improving consumer confidence, and low interest rates. We expect sawlog prices in our Northern Resources Segment to remain strong and we expect sawlog prices in our Southern Resources Segment to continue to gradually improve during 2015 due in part to an expected increase in demand. The demand for sawlogs in our Southern Resources Segment is expected to improve partially due to the increase in sawmill capacity. During 2014, numerous mills in the South invested capital to expand their production capacity along with the start-up of a major new lumber mill in Florida.

Furthermore, we believe favorable demographics will bode well for the wood products business in the long-run and that eventually housing starts will return to normal levels (i.e., annual housing starts of between 1.5 million and 1.6 million). However, due to the low labor participation rate, stagnant wage growth, high levels of student debt, and the slowing world economy, there remains considerable uncertainty regarding the extent and timing of the recovery in the housing sector. Therefore, as long as housing starts remain at recessionary levels and there is an adequate supply of sawlogs to meet the current demand, we believe sawlog prices and operating results in our Southern Resources segment will not significantly improve from 2014 levels.

We use independent third-party contract loggers and haulers to deliver our logs to our customers. Following the weak business conditions in the timber business that persisted for several years, there are fewer of these contractors available in certain markets to produce and deliver logs. While we continue to enhance strong working relationships with the independent loggers and haulers, as log markets continue to improve there may be production and delivery constraints that could impact log prices and/or delivery. Furthermore, despite the recent sharp decline in diesel fuel prices, we do not expect this decline to favorably impact our operating results due to the higher costs resulting from an overall shortage of loggers and haulers.

Higher Value and Non-Strategic Timberlands

We review our timberlands to identify properties that may have higher values other than as commercial timberlands (see discussion in Item 1 - Real Estate Segment). We estimate that included in the company's 6.6 million acres of timberlands at December 31, 2014, are approximately 775,000 acres of higher value timberlands which are expected to be sold, exchanged, and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 775,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. Furthermore, the company has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold over the near and medium term in smaller scale transactions (“small non-strategic”). Not included in the above 775,000 higher value acres and 225,000 small non-strategic acres are other acres that may be sold, from time to time, in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

During 2014, we sold approximately 65,000 acres of higher and better use / recreational properties for proceeds of $126 million, approximately 66,000 acres of conservation properties for proceeds of $63 million, approximately 30,000 acres of small non-strategic properties for proceeds of $27 million, along with approximately 23,000 acres of large non-strategic properties for proceeds of $65 million. We expect revenue from real estate sales during 2015 to range

PLUM CREEK 2014 FORM 10-K | 29

Table of Contents	PART II / ITEM 7

between $250 million and $300 million. Revenue from large non-strategic sales during 2014 was approximately 22% of total real estate revenue. In 2015, we expect revenues from large non-strategic sales to be approximately one-third of total real estate revenue.

Our land development business slowed dramatically starting in 2008 and has since remained weak. We do not expect any significant proceeds from the sale of real estate development properties in 2015.

Harvest Levels

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impact our operating performance. During 2014, we harvested a total of 19.6 million tons, which was comprised of 45% sawlogs and 55% pulpwood. We expect total 2015 harvest levels to be comparable to 2014 harvest volumes, ranging between 19 million and 20 million tons. While we have the flexibility to modify our annual harvest volumes, based on market conditions, we expect harvest levels beyond 2015 in the near-term (next five years) to improve modestly (less than 5%) compared to 2014 harvest levels, and we expect harvest levels in the longer-term (ten years and beyond) to improve by nearly 10% over 2014 harvest levels. Additionally, over the longer-term we expect the percentage of sawlogs to increase from 45% to nearly 50%. Future harvest levels may vary from historic or expected levels due to weaker or stronger than anticipated markets or other factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by the acquisition of timberlands or the disposition of timberlands beyond the 1.0 million acres described above in the Higher Value and Non-Strategic Timberlands section.

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

We believe the following critical accounting policies affect our most significant judgments and estimates used in preparation of our consolidated financial statements:

Revenue Recognition for Timber Sales

Timber sales revenues are recognized when legal ownership and the risk of loss transfer to the purchaser and the quantity sold is determinable. We sell timber under delivered log agreements and through sales of standing timber (or “stumpage”) using pay-as-cut sales contracts or, less frequently, timber deed sale agreements.

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

PLUM CREEK 2014 FORM 10-K | 30

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

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2014	2013	2012
Revenues from:
Delivered log sales	$668	$577	$553
Pay-as-cut sales	$46	$35	$37
Timber deed sales	$10	$19	$14

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. In our Southern Resources Segment, approximately 11% of our timber sales in 2014 and 13% of our timber sales in 2013 and 2012 consisted of pay-as-cut sales contracts and timber deed sales. Under sales of stumpage, the buyer is responsible for the logging and hauling costs; therefore, the operating profit as a percentage of revenue is typically higher in our Southern Resources Segment.

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

During 2014, the Real Estate Segment reported an operating profit percentage of approximately 46%. Over the last ten years, the Real Estate Segment’s annual operating profit percentage has ranged from 45% to 65% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, sales of properties that have been held by the company for a long time (i.e. decades) will tend to have relatively higher operating profit percentages than properties that have been held by the company for shorter time periods. In contrast, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these development rights.

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

In connection with the sale of timberlands, a portion of the original cost of the underlying land and standing timber is included in the real estate segment cost of goods sold. The book basis related to the land being sold is generally based on a specific identification of the costs allocated to the acres being sold. However, the book basis related to the standing timber is based on timber depletion rates. The company has a separate depletion rate for each geographic region in which the company operates (i.e., seven rates in our Northern Resources Segment and six rates in our

PLUM CREEK 2014 FORM 10-K | 31

Table of Contents	PART II / ITEM 7

Southern Resources Segment). In connection with an acquisition, the company will either establish new depletion rate(s) or average the acquisition cost and timber inventory with existing depletion rate(s) depending upon how the timberlands will be managed. For example, in connection with our December 6, 2013, acquisition of approximately 501,000 acres of timberlands from MeadWestvaco (see Note 2 of the Notes to Consolidated Financial Statements), the company created a new depletion rate associated with the approximately 126,000 acres acquired in Virginia. The remaining timberlands acquired from MeadWestvaco were combined with existing timberlands in computing new depletion rates for 2014. Management believes that current and future results of operations could be materially different depending upon how depletion rates are established in connection with major acquisitions. For example, in 2014, cost of real estate sales would have been approximately $5 million higher if new depletion rates had been established for all 501,000 acres of the acquired MeadWestvaco timberlands.

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

The company has had a long history of acquiring timberlands. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. These estimates of fair value are typically derived from external appraisals and are based on significant assumptions and estimates. Any changes in these estimates and assumptions could impact current and future depletion rates, basis for real estate sales, and our impairment analysis. Subsequent to the original allocation, assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Our long-lived assets are grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our approximately 6.6 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and six geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our manufacturing facilities.

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

Timber and Timberlands Held for Sale. An impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer (e.g., listed with a broker), and the sale is expected to close within one year. During the last several years, the above criteria have been met by some of our timberland properties, and we recognized annual impairment losses of $7 million and $4 million in 2014 and 2013, respectively (see Note 5 of the Notes to Consolidated Financial Statements). No impairment losses were recognized in 2012.

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

PLUM CREEK 2014 FORM 10-K | 32

Table of Contents	PART II / ITEM 7

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

Property, Plant and Equipment. The carrying value of Property, Plant and Equipment primarily represents the net book value of our seven manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. No impairment losses were recorded during 2014, 2013 or 2012.

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

Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written off when management revises its prior assessment and concludes that it is probable a project will not be successful and costs will not be recovered. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2014, we have $37 million of capitalized costs associated with projects that management expects will be successful.

Depletion

Depletion, or costs attributed to timber harvested, is recorded as trees are harvested and sold. Depletion rates for each geographic area are adjusted at least annually. Depletion rates are computed by dividing (A) the sum of (1) the original cost of the timber less previously recorded depletion plus (2) estimated future silviculture costs, including the impact of inflation, that are expected to be incurred over the next harvest cycle, by (B) the total timber volume that is estimated to be harvested over the harvest cycle. Additionally, the depletion rate calculations do not include future volume that is environmentally and/or legally restricted from being harvested.

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

PLUM CREEK 2014 FORM 10-K | 33

Table of Contents	PART II / ITEM 7

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2014	2013
Depletion Expense
Northern Resources Segment (A)	$17	$20
Southern Resources Segment (B)(C)	65	45
Total Depletion Expense	$82	$65

Average Depletion Rates (per ton)
Northern Resources Segment (A)	$4.42	$4.18
Southern Resources Segment (B)(D)	$4.31	$3.64

Assumptions Used to Determine the Average Depletion Rates
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources Segment	$52	$55
Southern Resources Segment (B)(D)	$353	$327

Estimated Future Volume (in million tons)
Northern Resources Segment	254	263
Southern Resources Segment (B)(D)	452	409

Sensitivity of Results to Changes in Key Assumptions
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture Costs (E)
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.2	$1.0

Decrease in Estimated Future Volume (F)
Northern Resources Segment	$1.9	$2.2
Southern Resources Segment	$7.2	$5.0

(A)
Depletion expense for 2013 includes a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires in Montana and Oregon. Average depletion rate (per ton) does not include the fire loss.

(B)	Increase from 2013 was due primarily to the December 2013 MeadWestvaco timberland acquisition (see further discussion below and Note 2 of the Notes to Consolidated Financial Statements).

(C)
Depletion expense does not include the depletion associated with the long-term timber deeds we purchased in 2013 and 2012. Depletion expense associated with these timber deeds was $11 million and $16 million for 2014 and 2013, respectively. We expect 2015 depletion expense associated with these timber deeds to be approximately $15 million.

(D)	Does not include the long-term timber deeds we purchased in 2013 and 2012.

(E)	Assumes future timber volumes do not change.

(F)	Assumes future silviculture costs do not change.
Significant estimates and judgments are required to determine both future silviculture costs and the volume of timber available for harvest over the harvest cycle. Some of the factors impacting the estimates are changes in inflation rates, the cost of fertilizers, the cost of capital, the actual and estimated increase in growth rates from fertilizer applications, the relative price of sawlogs and pulpwood, the actual and expected real price appreciation of timber, the scientific advancement in seedling and growing technology, and changes in harvest cycles. Management updates all of the above estimates at least annually, or whenever new and supportable information becomes known. Management

PLUM CREEK 2014 FORM 10-K | 34

Table of Contents	PART II / ITEM 7

believes that current and future timber depletion (and therefore, current and future results of operations) could be materially impacted by the timing and extent the above assumptions are revised.

In connection with an acquisition, the company will either establish new depletion rate(s) or average the acquisition cost and timber inventory with existing depletion rate(s) depending upon how the timberlands will be managed. For example, in connection with our December 6, 2013, acquisition of approximately 501,000 acres of timberlands from MeadWestvaco (see Note 2 of the Notes to Consolidated Financial Statements), the company created a new depletion rate associated with the approximately 126,000 acres acquired in Virginia. The remaining timberlands acquired from MeadWestvaco were combined with existing timberlands in computing new depletion rates for 2014. Management believes that current and future results of operations could be materially different depending upon how depletion rates are established in connection with major acquisitions. For example, in 2014, depletion expense would have been approximately $4 million higher if new depletion rates had been established for all 501,000 acres of the acquired MeadWestvaco timberlands.

Equity Method Investments

The company has two material equity method investments: (1) an investment in MWV-Charleston Land Partners, LLC (Real Estate Development Joint Ventures) and (2) an investment in Southern Diversified Timber, LLC (Timberland Venture). See Note 18 of the Notes to Consolidated Financial Statements. These investments are presented separately in both our consolidated statements of income and our consolidated balance sheets.

On December 6, 2013, in connection with the MeadWestvaco timberland acquisition, the company and MeadWestvaco Corporation (“MWV”) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and MWV contributed approximately 109,000 acres of real estate development properties. The book basis of Plum Creek’s initial investment in MWV-CLP was $139 million (based on the December 6, 2013 purchase price allocation), and Plum Creek’s share of MWV-CLP’s net book basis as of December 6, 2013, was approximately $52 million (based on MWV’s historical cost in the contributed properties). In accordance with the Accounting Standards Codification, this basis difference of $87 million is being amortized (i.e., additional expense) into equity earnings (losses) in future periods as either the real estate development properties are sold or timber on the real estate properties is harvested and sold.

On October 1, 2008, Plum Creek and The Campbell Group LLC formed a limited liability company (Southern Diversified Timber, LLC or “the Timberland Venture”). Plum Creek contributed approximately 454,000 acres of timberlands and The Campbell Group LLC contributed cash. Plum Creek’s initial book basis in the Timberland Venture was $174 million (Plum Creek’s basis in the timberlands at the date of transfer) and Plum Creek’s share of the Timberland Venture’s initial net book basis was $783 million (based on fair value of contributed properties). In accordance with the Accounting Standards Codification, this basis difference of $609 million is being amortized (i.e., additional earnings) into equity earnings in future periods as either timber on these properties is harvested and sold or timberlands are sold.

There are significant judgments in determining the amount of basis amortization to be recognized each period for our equity method investments. The judgments primarily relate to the allocations of both the book basis in our equity method investment and our share of the venture’s net book basis among the various assets held by the venture. For example, the key judgments associated with our investment in MWV-CLP were the allocations of our investment in MWV-CLP ($139 million) and our share of MWV-CLP’s net book basis ($52 million) among the various assets of MWV-CLP, which consists primarily of various real estate development properties and standing timber. Additionally, since generally there is a wide range of per acre values within each real estate development property, there is judgment in determining how many homogenous groupings of acres there are within each development property, and then, how much book basis should be allocated to each unique grouping. Finally, there is judgment in estimating the amount of timber volume the venture expects to harvest in the future.

The judgments related to our investment in the Timberland Venture primarily relates to the allocations of our investment in the Timberland Venture ($174 million) and our share of the Timberland Venture’s net book basis ($783 million) among the various assets of the Timberland Venture, which consists primarily of land and standing timber. Additionally, there is judgment in estimating the amount of timber volume the venture expects to harvest in the future.

PLUM CREEK 2014 FORM 10-K | 35

Table of Contents	PART II / ITEM 7

During 2014, the basis amortization included in equity earnings related to our investment in MWV-CLP was $11 million (additional expense) and the basis amortization included in equity earnings related to our investment in the Timberland Venture was $9 million (additional earnings). During 2013, there was no basis amortization included in equity earnings related to our investment in MWV-CLP, and the basis amortization included in equity earnings related to our investment in the Timberland Venture was $10 million (additional earnings). Management believes that current and future equity earnings (losses) could be materially different depending upon the assumptions used in allocating both our book basis in our equity method investments and our share of the ventures’ net book basis among the assets of the ventures.

Accounting for Share-Based Compensation

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of shares of the company's stock including, but not limited to, common stock awards, restricted stock units and value management awards. See Note 15 of the Notes to Consolidated Financial Statements.

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

The fair value of the liability for outstanding value management awards as of December 31, 2014 was $4 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months that services were provided during the performance period. The liability as of December 31, 2014 could range between $0.3 and $26 million based on the possible fair value of all outstanding liability based awards. We could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards during the quarter.

Pensions

Pension Plans Overview. Plum Creek provides pension benefits under defined benefit pension plans that cover substantially all of our employees. See Note 14 of the Notes to Consolidated Financial Statements. We maintain a qualified defined benefit pension plan and two non-qualified defined benefit pension plans. Participants’ benefits vest after three years of service. The cash balance benefits for salaried employees is determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance benefits or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of the last 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

PLUM CREEK 2014 FORM 10-K | 36

Table of Contents	PART II / ITEM 7

Under current U.S. generally accepted accounting principles (U.S. GAAP), the company makes estimates and assumptions that can have a significant impact on the amounts reflected in our financial statements. These assumptions and their sensitivities, along with the application of the accounting principles and impact to our financial statements, are discussed in the next several sections.

Current Year Impact and Analysis. During 2014, our pension liability increased from $178 million to $218 million and our pension assets increased from $144 million to $154 million. Our pension liability represents the present value of expected future benefit payments and is remeasured annually as of December 31. Each year, our pension liability increases due to employees working for one more year (service cost), and getting one year closer to receiving benefit payments (interest cost), and decreases as pension benefits are paid. Our pension liability is also adjusted due to changes in interest rates and mortality assumptions. During 2014, our pension liability increased by $32 million (an actuarial loss) due primarily to declining interest rates, and to a lesser extent, a change in our mortality assumptions (plan participants are living longer). Actuarial losses are initially recognized in other comprehensive income (loss) and then subsequently amortized (charged) to pension expense over future periods.

Annually, our plan assets increase due to cash contributions from the company, decrease due to pension benefit payments, and will increase or decrease as a result of realized and unrealized gains and losses for the assets. Our pension expense is reduced by the expected returns on plan assets. We currently estimate that our long-term return on plan assets will average 7.25% per year. Based on the plan assets balance, our 2014 pension expense was reduced by $9 million (the expected return on plan assets in dollars). The actual return on plan assets was a gain of $7 million for 2014. We initially recognize this difference (shortfall) of $2 million in other comprehensive income (loss) and then subsequently will amortize (charge) to pension expense over future periods.

At December 31, 2014, our cumulative net actuarial pension loss recognized in accumulated other comprehensive income (loss) was $54 million (includes both unrecognized changes in our pension liability and plan assets), of which $4 million will be amortized (charged) to 2015 pension expense. Each year the future amortization of our actuarial pension loss recognized in pension expense will increase or decrease due to changes in interest rates and actual returns on plan assets compared to expected returns. Additionally, while not expected, future company contributions may need to be increased to the extent interest rates remain low or to the extent that actual investment returns on plan assets do not meet our expectations.

Significant Assumptions. The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. GAAP requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2014	2013
Assumptions Used to Determine the Benefit Obligation at December 31
Discount Rates (A)
Annuity Distributions	4.15%	5.05%
Lump-Sum Distributions	3.04%	3.80%
Rate of Compensation Increase (B)	3.45%	3.45%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate
Annuity Distributions	5.05%	4.35%
Lump-Sum Distributions	3.80%	2.80%
Expected Long-Term Return on Plan Assets (C)	7.25%	7.25%
Rate of Compensation Increase (B)	3.45%	3.45%

(A)
The December 31, 2014 discount rate for annuity distributions was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2014, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2014. The December 31, 2014 discount rate for lump-sum distributions is based on yields on 30-year U.S. Treasury bonds.

PLUM CREEK 2014 FORM 10-K | 37

Table of Contents	PART II / ITEM 7

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

Financial Measures and Sensitivities. The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2014	2013
Key Financial Measures
Pension Expense	$8	$11
Cash Pension Plan Contributions—Qualified Plan	9	—
Cash Grantor Trust Funding—Non-Qualified Plans	1	—
Non-Current Pension Asset (Qualified Plan)	—	10
Current Accrued Pension Liability (Non-Qualified Plans)	5	5
Non-Current Accrued Pension Liability	59	39
Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.3	$0.3
Decrease in Weighted-Average Discount Rate	0.7	0.8
Increase in Rate of Increase in Compensation Levels	0.2	0.2
Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$5.0	$3.8
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.3	$1.0

Assuming an average long-term rate of return on plan assets of 7.25%, and weighted-average discount rates of 4.15% for annuity distributions (and 3.04% for lump-sum distributions) and a 3.45% rate of increase in compensation levels for 2015 and beyond, we project our annual pension expense for 2015 will be approximately $10 million and will range between $8 million and $9 million each year for 2016 through 2019. Based on current interest rates and expected returns, in 2015, we expect our cash funding for the qualified pension plan to range between $4 million and $8 million and our cash funding for the non-qualified pension plans to range between $1 million and $4 million. Assuming no change to our disclosure assumptions, under our present funding policy and current funding rules for the qualified pension plan we would expect cash contributions to range between $6 million and $7 million each year in 2016 through 2019. We expect to fund between $2 million and $3 million each year for 2016 through 2019 to our non-qualified pension plans.

PLUM CREEK 2014 FORM 10-K | 38

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

On December 6, 2013, in connection with the MWV timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements) the company and MWV formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. Plum Creek has committed to contribute capital of at least $39 million over the next six years in connection with its interest in Class B Properties. The company uses the equity method of accounting for both its Class A and Class B interests. See Notes 18 and 19 of the Notes to Consolidated Financial Statements.

On October 1, 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests under the equity method of accounting. See Notes 18 and 19 of the Notes to Consolidated Financial Statements.

During 2013, the company entered into several treasury lock transactions to hedge against interest rate risk on its Installment Note Payable. These transactions are accounted for as cash flow hedges, and we are amortizing the $5 million gain on these transactions as a reduction to interest expense on the installment note over its term of ten years. See Notes 11 and 13 of the Notes to Consolidated Financial Statements. The company is not a party to any other derivative transactions.

Contractual Obligations. The following table summarizes our contractual obligations at December 31, 2014 (in millions):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (A)	$3,205	$547	$172	$490	$1,996
Note Payable to Timberland Venture (B)	1,014	58	115	841	—
Operating Lease Obligations	31	4	8	7	12
Timber Obligations	5	1	—	—	4
Long-Term Incentive Plans	4	—	4	—	—
Purchase Obligations (C)	244	104	104	10	26
Other Long-Term Liabilities (D)	—	—	—	—	—
Total Contractual Obligations	$4,503	$714	$403	$1,348	$2,038

(A)
In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rate as of December 31, 2014 of 1.67% for our term credit agreement. During 2014, the company accrued patronage distributions related to 2014, which resulted in an effective net interest rate on the term loan of approximately 1%. See Note 11 of the Notes to Consolidated Financial Statements. Interest obligations are $108 million (less than one year), $172 million (1-3 years), $170 million (3-5 years), and $242 million (more than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2014, interest expense related to our line of credit was less than $1 million.

PLUM CREEK 2014 FORM 10-K | 39

Table of Contents	PART II / ITEM 7

(B)
On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (less than one year), $115 million (1-3 years), and $58 million (3-5 years).

(C)
Purchase obligations are comprised primarily of $135 million for timber harvest contracts, $44 million for long-term timber leases, $21 million for fiber supply agreements to supply our manufacturing facilities, approximately $15 million for electricity and natural gas for our MDF facilities, $9 million for fiber supply agreements to supply external customers, and $7 million for raw materials (wood fiber and resin) for our manufacturing facilities.

(D)
We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2014, other long-term liabilities include workers’ compensation of $7 million, deferred compensation obligations of $5 million and pension obligations of $64 million (including $5 million classified as a current liability). We expect to fund approximately $1 million for workers’ compensation payments in 2015. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2014, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. The December 31, 2014 fair value of assets in the other grantor trust was approximately $43 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $45 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. Additionally, based on current interest rates and expected returns, the company expects 2015 contributions to the qualified pension plan to range between $4 million and $8 million and between $1 million and $4 million for the grantor trust associated with the non-qualified plans. See Notes 12 and 14 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 40

Table of Contents	PART II / ITEM 7

Events and Trends Affecting Operating Results

Gain Recognized in Connection with Redemption of Member’s Interest

On October 1, 2008, Plum Creek contributed approximately 454,000 acres of timberlands to Southern Diversified Timber, LLC (“Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The other member contributed cash of $783 million in exchange for a 91% common interest. Following the contribution of cash by the other member, Plum Creek borrowed $783 million from the Timberland Venture (“Note Payable to Timberland Venture”). No gain was recognized by Plum Creek in 2008 in connection with the contribution of its timberlands to the Timberland Venture. See Notes 18 and 19 of the Notes to Consolidated Financial Statements.

Under the terms of the Timberland Venture agreement, the other member has the option of having the Timberland Venture redeem its interest during the period October 1, 2015 to March 31, 2016. Plum Creek has a similar option during the period October 1, 2017 to March 31, 2018. The Timberland Venture agreement also provides that in connection with a redemption, all of the timberlands held by the Timberland Venture will be distributed to the other member, subject to adjustments to capital accounts in connection with the revaluation of the Timberland Venture’s assets at the time of the redemption. If the other member exercises its right, depending upon the fair value of the Timberland Venture’s net assets on the date of redemption, Plum Creek expects to recognize a non-operating book gain (and an increase in reported net income) of between $500 million and $600 million. The company believes the earliest this book gain could be recognized is 2016. However, while the company believes the potential redemption would result in the recognition of a book gain, the company does not believe a redemption would result in a taxable gain nor would it impact the company’s quarterly dividend distributions.

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

Furthermore, future harvest levels will be impacted by sales and purchases of timberlands. The impact of timberland sales will depend on the level and extent we reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands. For example, in December 2013 we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV"). Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment and approximately 354,000 acres are included in the Southern Resources Segment. The volume harvested from the MWV timberlands in 2014 was nearly 3 million tons.

Harvest levels are also impacted by purchases of long-term timber deeds. In 2013, we purchased a timber deed in the Southern Resources Segment, which encompasses approximately 0.9 million tons of standing timber. In 2012, we acquired approximately 4.7 million tons of standing timber in our Southern Resources Segment. The volume acquired under a timber deed, plus the related growth, is harvested over the term of each timber deed. Both timber deeds expire in 2020.

Northern Resources Segment. Sawlog harvest levels during 2014 were 2.3 million tons and pulpwood harvest levels were 1.6 million tons. Sawlog harvest levels during 2015 are expected to decrease between 5% and 10% due primarily to recent land sales and harvest schedule updates. Pulpwood harvest levels during 2015 are expected to

PLUM CREEK 2014 FORM 10-K | 41

Table of Contents	PART II / ITEM 7

be comparable to 2014 harvest levels. While the company has flexibility to modify annual harvest volumes based on market conditions, we expect sawlog harvest levels beyond 2015 in the near-term (next five years) to decrease by between 5% and 10% compared to 2014 harvest levels, and we expect sawlog harvest levels in the longer-term (ten years and beyond) to decrease by between 15% and 20% compared to 2014 harvest levels. Additionally, we expect pulpwood harvest levels beyond 2015 in the near-term to be comparable to 2014 harvest levels and in the longer-term we expect pulpwood harvest levels to decrease by between 5% and 10% compared to 2014 harvest levels.

Southern Resources Segment. Sawlog harvest levels during 2014 were 6.5 million tons and pulpwood harvest levels were 9.3 million tons. Both sawlog and pulpwood harvest levels during 2015 are expected to be comparable to 2014 harvest levels. While the company has flexibility to modify annual harvest volumes based on market conditions, we expect sawlog harvest levels beyond 2015 in the near-term (next five years) to increase by nearly 15% compared to 2014 harvest levels, and we expect sawlog harvest levels in the longer-term (ten years and beyond) to increase by nearly 50% compared to 2014 harvest levels. Additionally, we expect pulpwood harvest levels beyond 2015 in the near-term and long-term to be comparable to 2014 harvest levels.

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

	2014	2013	2012
Acquisitions:
Northern Resources	—	147,000	—
Southern Resources	—	404,000	13,000

Dispositions
Northern Resources	136,000	66,000	147,000
Southern Resources	48,000	102,000	122,000

Total Ownership at December 31 (in millions)	6.6	6.8	6.4

PLUM CREEK 2014 FORM 10-K | 42

Table of Contents	PART II / ITEM 7

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the years ended December 31 (in millions):

	2014	2013	2012
Operating Income (Loss) by Segment
Northern Resources	$44	$32	$20
Southern Resources	137	108	90
Real Estate	133	169	187
Manufacturing	49	43	29
Energy and Natural Resources	25	19	19
Other	2	—	—
Total Segment Operating Income	390	371	345
Other Costs and Eliminations	(67)	(73)	(65)
Other Unallocated Operating Income (Expense), net	2	(3)	1
Operating Income	325	295	281
Equity Earnings from Timberland Venture	63	63	59
Interest Expense (Debt Obligations to Unrelated Parties)	108	83	82
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Loss on Extinguishment of Debt	—	(4)	—
Provision (Benefit) for Income Taxes	8	(1)	(3)
Net Income	$214	$214	$203

2014 Compared to 2013

Northern Resources Segment.  In December 2013, we acquired approximately 501,000 acres of timberland from MeadWestvaco Corporation ("MWV"). Of the MWV timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.310	$85	2.487	$79
Pulpwood ($/Ton Delivered)	1.575	$44	1.411	$43
Total	3.885		3.898

Revenues increased by $4 million, or 2%, to $264 million in 2014 compared to 2013. Excluding the acquired MWV timberlands, revenues decreased by $11 million, or 4% to $249 million. The decrease was due primarily to lower sawlog volumes ($23 million), partially offset by higher sawlog prices ($11 million) and higher pulpwood prices ($3 million).

Sawlog harvest volumes decreased 7% during 2014 compared to 2013. Excluding the MWV timberlands, sawlog harvest volumes decreased 12% during 2014 compared to 2013 due primarily to recent land sales and harvest schedule and timber inventory updates. Pulpwood harvest volumes increased 12% during 2014 compared to 2013. Excluding the MWV timberlands, pulpwood harvest volumes were essentially flat during 2014 compared to 2013.

Sawlog prices increased 8% during 2014 compared to 2013. Sawlog prices increased due primarily to improved demand and, to a lesser extent, limited supply. The demand for sawlogs has improved due primarily to improving U.S. housing starts, which increased by 9% compared to 2013. Furthermore, sawlog prices were favorably impacted throughout most of the year by the export of logs and lumber to China. The supply of sawlogs in our Northern Segment

PLUM CREEK 2014 FORM 10-K | 43

Table of Contents	PART II / ITEM 7

remained limited throughout most of 2014 due in part to weather-related harvesting restrictions. Pulpwood prices increased 3% during 2014 compared to 2013 due primarily to weather-related harvesting constraints.

Excluding the MWV timberlands, Northern Resources Segment operating income was 16% of its revenues for 2014 compared to 12% of its revenues for 2013. The increase in operating performance was due to improved log prices and lower operating expenses, offset in part by lower sawlog harvest volumes and higher log and haul rates. Additionally, during 2013 we incurred a $4 million charge for timber losses from forest fires. Segment costs and expenses decreased by $8 million, or 4%, to $220 million. Excluding the MWV timberlands, segment costs and expenses decreased by $19 million, or 8%, to $209 million due primarily to lower sawlog harvest volumes, lower operating expenses and a $4 million forest fire loss in 2013, offset in part by higher log and haul rates. Operating expenses decreased by $7 million due primarily to lower logging road costs, as a result of lower sawlog harvest volumes, and lower share-based compensation costs. During 2013, we recorded a $4 million loss (i.e. the book basis of timber volume destroyed) related to forest fires on approximately 12,000 acres in Oregon and Montana. No forest fire losses were experienced during 2014. Log and haul rates per ton increased 4% ($5 million) due primarily to salvage logging on our Montana and Oregon timberlands that were impacted by fires in 2013.

For 2015, we expect sawlog harvest volumes to decrease between 5% and 10% compared to the 2.3 million tons we harvested in 2014 due primarily to recent land sales and harvest schedule updates. We expect pulpwood harvest volumes in 2015 to approximate the 1.6 million tons we harvested in 2014.

Southern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from MWV. Of the MWV timberlands acquired, approximately 354,000 acres are included in the Southern Resources Segment.

Key operating statistics for the segment are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	6.470	$22	5.892	$22
Pulpwood ($/Ton Stumpage)	9.283	$12	7.564	$11
Total	15.753		13.456

Revenues increased by $96 million, or 22%, to $531 million in 2014 compared to 2013. Excluding the acquired MWV timberlands, revenues increased by $11 million, or 3% to $446 million. This increase was due primarily to higher sawlog prices ($7 million), an increased proportion of delivered log sales ($7 million), higher pulpwood prices ($6 million) and higher pulpwood volumes ($5 million), partially offset by lower sawlog volumes ($13 million).

In certain markets during 2014, demand for delivered log sales, particularly sawlogs, was generally stronger than markets for the sale of standing timber (or “stumpage”). Under delivered log sale agreements, we are responsible for log and haul costs, while under agreements to sell standing timber, the buyer is responsible for log and haul costs. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales.

Sawlog prices increased approximately 4% during 2014 compared to 2013 due primarily to modestly increased log demand resulting from improved U.S. housing starts, which increased by 9% compared to 2013. Despite the continued increase in lumber mill production capacity expansions and a 5% increase in lumber production in the Southern U.S. during 2014, the price improvement for sawlogs has been modest because at current production levels there remains an adequate supply of logs.

Pulpwood prices increased 10% during 2014 compared to 2013. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board and the export of wood pellets used to produce bioenergy.

PLUM CREEK 2014 FORM 10-K | 44

Table of Contents	PART II / ITEM 7

Sawlog harvest volumes increased 10% during 2014 compared to 2013. Excluding the MWV timberlands, sawlog harvest volumes decreased 5% during 2014 compared to 2013 due primarily to the deferral of harvest volumes until sawlog prices improve. Pulpwood harvest volumes increased 23% during 2014 compared to 2013. Excluding the MWV timberlands, pulpwood harvest volumes were comparable to the tons harvested in 2013.

Excluding the MWV timberlands, Southern Resources Segment operating income was 27% of its revenues for 2014 compared to 25% of its revenues for 2013. This increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $67 million, or 21%, to $394 million for 2014 due primarily to higher harvest volumes and, to a lesser extent, increased forest management expenses ($6 million) related to the MWV timberlands and higher depletion rates ($4 million). Excluding the MWV timberlands, segment costs and expenses decreased by $2 million, or 1%, to $325 million due primarily to lower depletion rates, offset in part by higher log and haul rates. Depletion rates per ton decreased by 12% ($7 million) in 2014 compared to 2013 due primarily to harvesting lower volume from the timber deeds the company acquired in 2013 and 2012. During 2014, the company harvested approximately 700,000 tons related to timber deeds compared to harvesting approximately 1 million tons in 2013. Log and haul rates per ton increased by 2% ($4 million) in 2014 compared to 2013. Despite the sharp decline in diesel fuel prices during the second half of 2014, log and haul rates per ton increased due primarily to a shortage of loggers and haulers.

For 2015, we expect sawlog harvest volumes to approximate the 6.5 million tons we harvested in 2014. We expect pulpwood harvest volumes in 2015 to approximate the 9.3 million tons we harvested in 2014. Additionally, during 2015 we expect to harvest a higher percentage of sawlogs and pulpwood from our Gulf South Region, which generally has lower sales realizations.

Real Estate Segment.

	Year Ended December 31, 2014			Year Ended December 31, 2013
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	30,465	$27	$880	44,100	$54	$1,235
Large Non-Strategic	22,920	65	2,845	51,370	106	2,050
Conservation	66,015	63	945	26,005	26	1,000
Higher and Better Use / Recreational	64,615	126	1,965	46,970	95	2,010
Conservation Easements	n/a	8	320	n/a	5	600
Total	184,015	$289		168,445	$286

Revenues increased by $3 million, or 1%, to $289 million in 2014. Revenues were slightly higher; however, the mix changed as revenues decreased from large non-strategic land sales by $41 million and by $27 million from small non-strategic sales, offset by an increase in the revenues from conservation sales of $37 million and sales of higher and better use / recreational properties of $31 million.

Revenues from the sale of large non-strategic timberlands were $65 million in 2014 compared to $106 million during 2013. This decrease of $41 million was due primarily to selling fewer large non-strategic acres during 2014 as a result of improved demand for higher and better use / recreational properties and higher conservation sales. Additionally, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growth rates, and the demand and supply of wood fiber in the local market.

Revenues from small non-strategic sales decreased due primarily to selling approximately 13,600 (31%) fewer acres during 2014 compared to 2013 and realizing a lower sales price per acre in 2014. We sold nearly 22,000 acres during 2013 to a single buyer. Our average sales price per acre for small non-strategic properties decreased by 29% for 2014 compared to 2013 due primarily to selling approximately 17,000 acres in Wisconsin to a single buyer. Per acre values in the Lake States are generally lower than most other regions of the country in which we hold properties.

PLUM CREEK 2014 FORM 10-K | 45

Table of Contents	PART II / ITEM 7

Revenues from the sale of conservation properties were $63 million in 2014 compared to $26 million during 2013. Occasionally, the company is approached by a conservation organization to purchase a substantial portion of our ownership in one or more states, which is being held for timber production. During 2014, we agreed to sell approximately 165,000 acres of timberlands located in Montana and Washington to The Nature Conservancy. The sale closed in two phases. The first phase closed during the fourth quarter of 2014 for approximately $46 million and consisted of nearly 48,000 acres in Washington State. The second phase closed in January 2015 for $85 million and consisted of 117,000 acres in Montana. In general, conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding and the limited number of conservation buyers. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenue from our higher and better use / recreational properties increased as a result of selling approximately 17,650 (38%) more acres compared to 2013. This increase was due primarily to selling 22,400 acres for approximately $29 million as part of a collection of properties sold to a timberland investor in Wisconsin during the second quarter of 2014. The demand for our premium higher and better use / recreational properties remains soft.

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

At December 31, 2014, the company owns approximately 6.6 million acres of timberlands. Included in the 6.6 million acres are approximately 775,000 acres of higher value timberlands (approximately 675,000 acres of higher value timberlands after adjusting for the January 2015 sale to The Nature Conservancy) which are expected to be sold over the next fifteen years and 225,000 acres of non-strategic timberlands which are expected to be sold in smaller acreage transactions over the near and medium term (“small non-strategic”). Not included in the above 775,000 higher value acres and 225,000 small non-strategic acres are acres that are expected to be sold in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). We expect revenue from real estate sales during 2015 to range between $250 million and $300 million with approximately one-third of the revenue from the sale of large non-strategic land sales. The proceeds from the sale of large non-strategic properties is expected to be used for capital allocation, such as stock repurchases and debt repayments.

The Real Estate Segment operating income as a percent of revenue was 46% for 2014 compared to 59% for 2013. This decrease was due primarily to selling properties in 2014 with a lower operating margin compared to the operating margin of properties sold in 2013. This decline in operating margins resulted primarily from the fourth quarter sale of conservation lands in Washington State that had basis in excess of the selling price, and selling approximately 8,800 acres that had high book value from the recent MeadWestvaco acquisition. Conversely, the properties sold in 2013 were generally from regions with lower book value as the properties had been owned for decades. Real Estate Segment costs and expenses increased by $39 million to $156 million in 2014 due primarily to selling property with higher book value and selling more acres during 2014. Similar to the sale of Washington properties to The Nature Conservancy in 2014, the sale of Montana properties to The Nature Conservancy in January 2015 had high book values, which will likely cause our real estate segment operating income as a percent of revenue for 2015 to be comparable to 2014.

PLUM CREEK 2014 FORM 10-K | 46

Table of Contents	PART II / ITEM 7

Manufacturing Segment. On June 10, 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2014, we also recorded a $13 million gain related to insurance recoveries that we received, which, when combined with the building and equipment loss, resulted in a net gain of $11 million for the year ended December 31, 2014. Insurance recoveries were $10 million for the costs incurred during 2014 to rebuild or replace the damaged building and equipment and $3 million for business interruption costs. Substantially all of the costs incurred to rebuild or replace the damaged building and equipment were capitalized during 2014. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 17 of the Notes to Consolidated Financial Statements.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	153,865 MBF	$576	145,917 MBF	$534
Plywood	166,824 MSF	$483	187,142 MSF	$458
MDF	204,026 MSF	$676	213,647 MSF	$665

(A)	Represents product prices at the mill level.

Revenues increased by $6 million, or 2%, to $368 million in 2014. This increase in revenues was due primarily to higher lumber prices ($9 million), higher lumber sales volumes ($5 million), higher plywood prices ($5 million) and higher MDF prices ($4 million), partially offset by lower plywood sales volumes ($10 million), and lower MDF sales volumes ($7 million).

Lumber sales prices increased 8% during 2014 compared to 2013 due primarily to a limited supply of boards. The supply of boards has been limited, in part, as many lumber manufacturers switched to producing dimension lumber instead of boards due to improved demand for dimension lumber. Lumber sales volume was 5% higher during 2014 compared to 2013 due primarily to resuming operations at our Evergreen, Montana (stud lumber) sawmill in April 2013.

Plywood sales volume was 11% lower during 2014 compared to 2013 due primarily to a declining supply of logs in the region. Plywood average prices were 6% higher during 2014 compared to 2013 due primarily to continued strong demand for our specialty plywood products along with a reduced supply. The supply of plywood has also declined due to a competing West Coast plywood mill that was destroyed by fire in July 2014.

MDF sales volume was 5% lower during 2014 compared to 2013 due primarily to a fire at our MDF facility in June 2014. The fire suspended production at the facility until early July. MDF average prices were 2% higher during 2014 compared to 2013.

Excluding the $11 million net gain from insurance recoveries, Manufacturing Segment operating income was 10% of its revenues for 2014 compared to 12% of its revenues for 2013. This decrease in operating performance was due primarily to lower MDF and plywood sales volumes and higher raw material costs. Excluding insurance recoveries, Manufacturing Segment costs and expenses increased by $11 million, or 3%, to $330 million. The increase in costs and expenses was due primarily to increased lumber sales volumes and higher raw material costs (in all of our product lines), partially offset by lower MDF and plywood sales volumes. Plywood and lumber raw material costs increased by approximately $17 million during 2014 compared to 2013. The higher plywood raw material costs ($10 million) were due primarily to a combination of higher log costs and additional purchases of veneer from other plywood manufacturers, both as a result of the declining supply of logs in the region. The higher lumber raw material costs ($7 million) were due primarily to higher cost of boards for our remanufacturing mill and higher log costs for our other lumber mills as a result of the declining supply of logs in the region.

PLUM CREEK 2014 FORM 10-K | 47

Table of Contents	PART II / ITEM 7

Energy and Natural Resources Segment. Revenues increased by $11 million, or 48%, to $34 million in 2014. This increase was due primarily to royalties from our recent acquisition of mineral rights in approximately 255 million tons of aggregate reserves in September 2013 ($6 million), and royalties from recently acquired coal and wind assets in the MeadWestvaco acquisition ($5 million).

Operating income was $25 million for 2014 compared to $19 million in 2013.  Costs and expenses increased by $5 million to $9 million in 2014 due primarily to higher depletion expense associated with our newly acquired mineral rights and coal and wind assets ($7 million), offset in part by a gain associated with a contract termination ($2 million). See Note 21 of the Notes to Consolidated Financial Statements.

Other Segment. The Other Segment includes revenues and expenses associated with our new business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with the company's investment in MWV-Charleston Land Partners, LLC (see Note 18 of the Notes to Consolidated Financial Statements) are reported in the Other Segment. In 2014, the Other Segment reported operating income of $2 million that was due primarily to recording our share of equity earnings from our investment in MWV-CLP. There were no similar activities in 2013.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $67 million during 2014 compared to $73 million during 2013. The decrease of $6 million was due primarily to lower transaction expenses related to our timberland acquisition in 2013 from MWV ($4 million) and lower share-based compensation costs ($4 million) partially offset by an increase in information technology costs, compliance costs and charitable contributions ($2 million). See Note 2 of the Notes to Consolidated Financial Statements for discussion of the timberland acquisition. The decrease in share-based compensation expense was due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) increased operating income by $2 million during 2014 and decreased operating income by $3 million during 2013. The decrease in expense of $5 million compared to 2013 was due primarily to a loss related to the early termination of an equipment lease in 2013. The equipment lease was accounted for as an operating lease prior to termination. Other unallocated operating income and expense items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $115 million in 2014 compared to $123 million in 2013. This decrease in expense of $8 million was due primarily to lower share-based compensation costs ($7 million) and transaction expenses related to our timberland acquisition from MWV in 2013 ($4 million) offset in part by higher wage costs ($3 million). The decrease in share-based compensation costs is primarily a result of fair value adjustments associated with our value management plan.

Interest Expense, net. In December 2013, we issued an $860 million installment note to MWV CDLM in connection with the acquisition of certain timberland assets. Our effective net interest rate on this note is approximately 4.5%. Also during 2013, we paid off our remaining Private Debt ($260 million), paid down $225 million of our term credit agreement and made pre-payments of approximately $24 million of principal on our Public Debt.

As a result of the above transactions, interest expense, net of interest income, increased $25 million, or 18%, to $166 million in 2014 compared to $141 million in 2013. This increase was due primarily to interest expense on our $860 million installment note payable ($35 million), offset by a reduction in interest expense as a result of the debt repayments in 2013 ($10 million).

Loss on Extinguishment of Debt. During 2013, we prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. See Notes 2 and 11 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 48

Table of Contents	PART II / ITEM 7

Provision (Benefit) for Income Taxes. The provision for income taxes was $8 million for income taxes in 2014 compared to a benefit for income taxes of $1 million in 2013. This $9 million increase in expense for income taxes was due primarily to higher earnings from real estate sales by our taxable REIT subsidiaries ($3 million), higher earnings from harvesting and log selling operations conducted by our taxable REIT subsidiaries ($3 million) and higher earnings from our manufacturing businesses ($2 million). Real estate sales are made by both our taxable REIT subsidiaries and various wholly-owned subsidiaries of our REIT depending upon the nature and characteristics of the timberlands being sold.  Earnings increased for our harvesting and log selling operations due primarily to higher harvest volumes following our timberland acquisition from MWV in December 2013. Higher earnings for our manufacturing businesses are due primarily to gains for insurance recoveries recognized during 2014 related to our MDF facility. See Note 17 of the Notes to Consolidated Financial Statements.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2014, we have recorded deferred tax assets of $65 million (net of a $12 million valuation allowance) and deferred tax liabilities of $36 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $65 million for which a valuation allowance was determined to be unnecessary.

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

Sawlog prices increased 15% in 2013 compared to 2012 due primarily to improved demand and limited supply. The demand for sawlogs on the West coast improved due primarily to lumber and plywood mills increasing production along with the strengthening demand for export logs, primarily to China. Lumber and plywood production increased compared to 2012 primarily as a result of near record high lumber and plywood prices during the first half of 2013 and improving U.S. housing starts. Housing starts during 2013 increased by 18% compared to 2012 and increased by over 60% to almost 1 million starts from the record low housing starts of 554,000 in 2009. The supply of logs was limited during most of 2013 due to weather-related harvesting restrictions earlier in the year and harvesting restrictions related to forest fires later in the year.

Sawlog harvest volumes were 4% lower in 2013 compared to 2012. Sawlog harvest volumes decreased from 2012 due primarily to harvest schedule and timber inventory updates, and recent land sales.

Pulpwood harvest volumes were 11% lower in 2013 compared to 2012 due primarily to an excess supply of wood chips on the West coast and, to a lesser extent, harvest schedule updates and recent land sales in the Northeastern U.S. Throughout most of 2013, there was an excess supply of wood chips on the West coast due to an increase in lumber and plywood production.

Northern Resources Segment operating income was 12% of its revenues for 2013 compared to 8% of its revenues for 2012 due primarily to higher sawlog prices, partially offset by a loss related to several forest fires and higher log and

PLUM CREEK 2014 FORM 10-K | 49

Table of Contents	PART II / ITEM 7

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

Sawlog harvest volumes increased 3% in 2013 compared to 2012 due primarily to planned harvest volume increases and modest increases in sawlog demand. Sawlog prices increased 9% during 2013 compared to 2012 due primarily to a modest increase in lumber production and, to a lesser extent, wet weather in the eastern areas of the Segment that temporarily limited harvesting activities. Despite near record high lumber prices during the first half of 2013 and the significant improvement in U.S. housing starts, sawlog prices improved at a slower pace, compared to sawlog prices in our Northern Resources Segment, due primarily to only a modest increase in regional demand. During 2013, lumber production in the South increased by only 4% as mill owners in the South have reacted more slowly (compared to mill owners in the North) to add shifts or reopen curtailed facilities.

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

PLUM CREEK 2014 FORM 10-K | 50

Table of Contents	PART II / ITEM 7

Real Estate Segment.

	Year Ended December 31, 2013			Year Ended December 31, 2012
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	44,100	$54	$1,235	45,120	$58	$1,270
Large Non-Strategic	51,370	106	2,050	186,170	209	1,130
Conservation	26,005	26	1,000	11,430	18	1,555
Higher and Better Use / Recreational	46,970	95	2,010	25,895	52	2,000
Development Properties	—	—	—	—	—	—
Conservation Easements	n/a	5	600	n/a	10	28
Subtotal	168,445	$286		268,615	$347

Proceeds from Real Estate Joint Venture		$—			$5

Revenues decreased by $66 million, or 19%, to $286 million in 2013. This decrease was due primarily to a decrease in large non-strategic land sales ($103 million), offset in part by an increase in the revenue from higher and better use / recreational properties ($43 million).

Revenues from the sale of large non-strategic timberlands were $106 million in 2013 compared to $209 million during 2012. This decrease of $103 million was due primarily to selling fewer large non-strategic acres during 2013 as a result of improving demand for higher and better use / recreational properties. Additionally, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level including timber species and age class distribution, the timber growth rates, and the demand and supply of wood fiber in the local market.

Revenue from our higher and better use / recreational properties increased as a result of selling approximately 21,100 (81%) more acres compared to 2012. This increase was due primarily to the improving demand for some of our properties, selling a large parcel (8,600 acres) to an adjacent landowner and selling several other smaller packages to timberland investors. The demand for some of our higher and better use properties modestly improved in 2013 due to improving consumer sentiment as a result of the improving U.S. economy and 2013 stock market gains. However, the improvement in demand had not yet resulted in upward price pressure for our higher and better use / recreational properties. Furthermore, the demand for our premium higher and better use / recreational properties remained soft.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). In any period the average sales price per acre will vary based on the location and physical characteristics of the parcels sold. Also, conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding and the limited number of conservation buyers. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

The Real Estate Segment operating income as a percent of revenue was 59% for the year ended December 31, 2013 compared to 53% for 2012. Real Estate Segment costs and expenses decreased by $48 million to $117 million in 2013 due primarily to selling fewer acres during 2013.

PLUM CREEK 2014 FORM 10-K | 51

Table of Contents	PART II / ITEM 7

Manufacturing Segment.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	145,917 MBF	$534	115,342 MBF	$532
Plywood	187,142 MSF	$458	199,356 MSF	$419
MDF	213,647 MSF	$665	199,482 MSF	$625

(A)	Represents product prices at the mill level.

Revenues increased by $38 million, or 12%, to $362 million in 2013. This increase in revenues was due primarily to higher lumber sales volumes ($10 million), higher MDF sales volumes ($9 million), higher MDF prices ($8 million), higher plywood prices ($7 million) and higher lumber (boards) prices ($6 million), partially offset by lower plywood sales volumes ($5 million).

Lumber sales volume was 27% higher during 2013 compared to 2012 due primarily to resuming operations at our Evergreen, Montana stud lumber sawmill in April 2013. Our average lumber sales realizations were flat due to the lower-valued stud lumber produced by the re-opened Evergreen sawmill. However, sales realizations from our board sawmill (which produces higher-value products) increased 10% during 2013 compared to 2012 due primarily to limited supply. The supply of boards was limited because many lumber manufacturers switched to producing dimension lumber instead of boards due to improving demand for dimension lumber.

MDF sales volume was 7% higher during 2013 compared to 2012 due primarily to a modest increase in demand and limited supply. MDF demand increased in many specialty markets for products, such as cabinet components, molding and architectural doors, due primarily to a strengthening U.S. economy and an increase in U.S. housing starts. The supply of MDF in North America was limited due primarily to low imports and the closure of several high-cost domestic mills. This supply and demand imbalance allowed for MDF price increases during 2013. MDF average prices were 6% higher during 2013 compared to the prior year.

Plywood prices were 9% higher during 2013 compared to 2012. Plywood prices increased due primarily to an improvement in demand and limited supply. The demand from both our industrial (e.g., truck trailers and recreational vehicles) and commercial (e.g., concrete form) customers improved in 2013 due primarily to an improving U.S. economy. The supply of specialty plywood in North America was limited due primarily to low imports, domestic mill curtailments, and many plywood manufacturers switching to produce commodity panels. As a result of commodity plywood prices reaching historically high levels which peaked in April 2013, many plywood producers switched from producing specialty plywood to manufacturing commodity plywood, which resulted in a reduced supply for the specialty plywood products we produce. Plywood sales volume was 6% lower during 2013 due primarily to a declining regional supply of logs.

Manufacturing Segment operating income was 12% of its revenues for 2013 compared to 9% of its revenues for 2012. This increase in operating performance was due primarily to higher product prices. Manufacturing Segment costs and expenses increased by $24 million, or 8%, to $319 million due primarily to increased MDF and lumber sales volumes and, to a lesser extent, higher lumber and plywood log costs ($8 million). The per ton cost for logs increased due primarily to improving lumber and plywood demand and the declining regional supply of logs.

PLUM CREEK 2014 FORM 10-K | 52

Table of Contents	PART II / ITEM 7

Energy and Natural Resources Segment. Revenues increased by $1 million, or 5%, to $23 million in 2013. This increase was due primarily to royalties from our acquisition of mineral rights in approximately 144 million tons of aggregate reserves in December 2012 ($3 million) and approximately 255 million tons of aggregate reserves in September 2013 ($2 million), offset by lower revenue from bonus payments ($4 million). Periodically, we receive bonus payments associated with exploration rights on oil and gas leases for which we recognize the payments as revenue over the term of the exploration rights.

Operating income was flat at $19 million in both 2013 and 2012.  Costs and expenses increased by $1 million to $4 million in 2013 due primarily to higher depletion expense associated with our acquired mineral rights ($2 million). Additionally, we sold certain mineral reserves for a gain of $1 million during 2013. This gain is reported as Other Operating Gain in our Energy and Natural Resources Segment and is included in Other Operating Income (Expense), net in the Consolidated Statements of Income.  See Note 21 of the Notes to Consolidated Financial Statements.

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

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) decreased operating income by $3 million during 2013 and increased operating income by $1 million during 2012. The increase in expense of $4 million was due primarily to a loss related to the early termination of an equipment lease ($5 million), offset in part by a litigation settlement payment received by the company ($1 million). The equipment lease was accounted for as an operating lease prior to termination. These items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

Equity Earnings from Timberland Venture. During 2013, we recorded our share of equity earnings from the Timberland Venture of $63 million, which includes amortization of $10 million for the difference between the book value of the company's investment and its proportionate share of the Timberland Venture's net assets. Our share of equity earnings from the Timberland Venture was $59 million, including $8 million of amortization, for 2012. This increase in equity earnings of $4 million in 2013 was due primarily to an increase in product prices, and gains on sales of timber and timberlands realized by the Timberland Venture, and increased amortization of our basis difference. See Note 18 of the Notes to Consolidated Financial Statements.

Interest Expense, net. Interest expense, net of interest income, was $141 million in 2013. This was essentially flat compared to 2012.

Loss on Extinguishment of Debt. During 2013, we prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. See Notes 2 and 11 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2014 FORM 10-K | 53

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

Our Resources and Manufacturing Segments have significant uses of cash, and as a result, our operating income (excluding depletion and depreciation) approximates these Segments' operating cash flows. In contrast, our cash outflows in our Real Estate Segment are very small, and as a result, our revenues from this Segment approximate operating cash flows. In our Energy and Natural Resources Segment, cash may be received in upfront payments but revenues will be recognized over several reporting periods (quarters or years). We have summarized our sources and uses of cash in a table later in this section.

Net cash provided by operating activities for 2014 was $457 million compared to $404 million for 2013. This increase of $53 million was due primarily to improved earnings before depletion from our Resources and Energy and Natural Resources Segments ($67 million) partially offset by higher payments for interest expense ($25 million). We expect net cash provided by operating activities in 2015 to be similar to 2014.
We also prepare annual Segment comparisons of Adjusted EBITDA, which is a supplemental non-GAAP measure of operating performance and liquidity. Adjusted EBITDA for 2014 was $605 million compared to Adjusted EBITDA of $502 million for 2013. See Performance and Liquidity Measures (Non-GAAP Measures) later in this section.

We ended 2014 with a strong balance sheet; we had a cash balance of $92 million and availability on our line of credit of $603 million. We believe that our cash flows from operating activities will be more than adequate to fund 2015 planned capital expenditures and our dividend.
Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2014	2013	2012
Net Cash Provided By Operating Activities	$457	$404	$353
Net Cash Used In Investing Activities	(65)	(529)	(167)
Net Cash Provided By (Used In) Financing Activities	(733)	202	(84)
Change in Cash and Cash Equivalents	$(341)	$77	$102

Cash Flows from Operating Activities (2014). Net cash provided by operating activities for the year ended December 31, 2014 totaled $457 million compared to $404 million in 2013. The increase of $53 million was due primarily to improved earnings before depletion from our Resources and Energy and Natural Resources Segments ($67 million) and lower expenditures for the purchase of timber deeds ($18 million), offset in part by higher payments for interest expense ($25 million) and an increase in pension contributions ($9 million). See Results of Operations for a discussion of factors impacting operating income for our Resources and Energy and Natural Resources Segments and for a discussion of changes in interest expense.

In March 2013, the company acquired, for $18 million, approximately 0.9 million tons of standing timber under a timber deed that expires in 2020. No timber deeds were acquired in 2014. In January 2012, we purchased an eight-year timber deed encompassing 4.7 million tons of standing timber in the Southern Resources Segment for $103 million,

PLUM CREEK 2014 FORM 10-K | 54

Table of Contents	PART II / ITEM 7

$5 million of which was paid as a deposit in December 2011. The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed. The timber deed purchase price has been reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Cash Flows from Operating Activities (2013). Net cash provided by operating activities for the year ended December 31, 2013 totaled $404 million compared to $353 million in 2012. The increase of $51 million was due primarily to lower expenditures ($80 million) for the purchase of standing timber (timber deed), higher operating income from both of our Resources Segments and from our Manufacturing Segment ($44 million) and a decrease in pension contributions ($20 million), offset in part by lower proceeds from real estate sales ($62 million) and a negative working capital change ($32 million). See Results of Operations for a discussion of factors impacting operating income for our Resources and Manufacturing Segments and factors impacting real estate proceeds for our Real Estate Segment.

Working capital was negatively impacted by changes in our outstanding accounts receivable balances ($13 million), our wages payable balances ($9 million), and our inventory balances ($5 million). Our accounts receivable balance was unusually low as of December 31, 2012, due primarily to mill curtailments for maintenance and unusually low timber sales in December 2012, which resulted in a favorable accounts receivable working capital variance for 2012, and in turn, an unfavorable variance for 2013. Our wages payable balance as of December 31, 2011 was lower than our wages payable balances as of December 31, 2012 and December 31, 2013 due to a lower bonus accrual for 2011. Earning a lower bonus in 2011 (which is paid in the following year) compared to 2012 and 2013 resulted in a favorable working capital variance in 2012 with no comparable favorable variance in 2013. The negative inventory working capital variance is primarily due to resuming operations at our Evergreen sawmill in April 2013.

Capital Expenditures. Capital expenditures were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Capital Expenditures, Excluding Timberland Acquisitions (Includes $12 MDF Replacement Capital in 2014)	$89	$71	$72
Expenditures for Real Estate Development	3	2	4
Total Capital Expenditures	$92	$73	$76

Planned capital expenditures for 2015 (excluding timberland acquisitions) are expected to range between $90 million and $95 million and include approximately $72 million for our timberlands, $10 million for our manufacturing facilities, $4 million for real estate development investments, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2015 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for Real Estate Development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

During 2014, we incurred a fire loss at our MDF facility. Included in 2014 capital expenditures above are approximately $12 million of capital expenditures that we incurred to rebuild or replace the damaged building and equipment. The majority of the capital expenditures for the MDF fire loss were spent in 2014 and there are no significant costs included in 2015 planned capital expenditures for this project.

Timberland Acquisitions. There were no significant timberland acquisitions in 2014. During 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from MeadWestvaco Corporation ("MWV") for $869 million. This acquisition was accounted for as a business combination and is described in Note 2 of the Notes to Consolidated Financial Statements. Also during 2013, we acquired approximately 50,000 acres of timberlands primarily located in Georgia and Alabama for a total of $81 million. These purchases of $81 million were financed primarily from the company's line of credit and have been accounted for as asset acquisitions.

During 2012, we acquired approximately 13,000 acres of timberlands primarily located in Georgia and South Carolina for a total of $18 million. These purchases were financed primarily from our line of credit and have been accounted for as asset acquisitions.

PLUM CREEK 2014 FORM 10-K | 55

Table of Contents	PART II / ITEM 7

Real Estate Development Ventures. In connection with the timberland acquisition from MWV (see Timberland Acquisitions above), the company and MWV formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. MWV contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties.

During 2014, the company’s ownership interest in the Class A Properties decreased from 5% to 4% due to capital calls by MWV-CLP for which the company declined to participate. Plum Creek has agreed to make additional capital contributions to MWV-CLP with respect to the Class B Properties through the year 2020, with minimum required contributions of $6 million during 2015.

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

Future Cash Requirements.  Cash required to meet our future financial needs will be significant. Our next scheduled debt principal payment is our 5.875% Senior Notes ($439 million), which matures in November 2015. We may refinance all or a portion of this borrowing at or near maturity. Debt principal not refinanced by new borrowings or by the then available borrowing capacity under our line of credit will be paid using cash generated from operations. We believe that our cash flows from operating activities will be more than adequate to fund 2015 planned capital expenditures and our dividend.

PLUM CREEK 2014 FORM 10-K | 56

Table of Contents	PART II / ITEM 7

Sources and Uses of Cash.  The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2014	2013	2012
Sources of Cash:
Operations (A)	$421	$385	$404
Changes in Working Capital	(11)	(17)	15
Cash Distributions from Timberland Venture	57	56	56
Cash Distributions from Real Estate Development Ventures, net	16	—	—
Cash from Stock Option Exercises	3	37	18
Proceeds from Issuance of Common Stock, net	—	607	—
Increase Debt Obligations, net (B)	—	709	171
Other Cash Changes, net (C)	1	1	(1)
Total Sources of Cash	487	1,778	663
Uses of Cash:
Returned to Stockholders:
Dividends	(312)	(290)	(272)
Common Stock Repurchases	(52)	(2)	(1)
Reinvest in the Business:
Timber Deed Acquired	—	(18)	(98)
Capital Expenditures (D)	(82)	(73)	(76)
Timberlands Acquired	—	(81)	(18)
Minerals and Mineral Rights Acquired	—	(156)	(76)
Acquisition of MeadWestvaco Timberland Assets, net (B)	—	(1,081)	—
Meet our Pension Obligations:
Pension Contributions	(9)	—	(20)
Purchases of Marketable Securities	(1)	—	—
Reduce Debt Obligations, net	(372)	—	—
Total Uses of Cash	(828)	(1,701)	(561)
Change in Cash and Cash Equivalents	$(341)	$77	$102

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Earnings from Unconsolidated Entities, Loss on Extinguishment of Debt, Deferred Income Taxes and Other Operating Activities (excluding Expenditures for Real Estate Development - see discussion in Footnote D below) to Net Income.

(B)
On December 6, 2013, we acquired timberland, minerals and wind power leases from MWV, along with acquiring an equity interest in approximately 109,000 acres of high-value rural and development quality lands. The total purchase price for the MWV assets was approximately $1.1 billion, which consisted of $226 million in cash ($221 million in cash after considering post-closing adjustments) and an installment note payable of $860 million. The table above includes the $860 million as an Increase in Debt Obligations and as part of the Acquisition of MeadWestvaco Timberland Assets. In our Consolidated Statements of Cash Flows, these amounts are presented as Non-Cash Investing and Financing Activities. See also Note 2 of the Notes to Consolidated Financial Statements.

(C)	From the Consolidated Statements of Cash Flows, Other Investing Activities and Other Financing Activities.

(D)
Capital Expenditures include Real Estate Development costs (see Capital Expenditures section above for calculation). Expenditures for Real Estate Development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

For 2014, Capital Expenditures in the table above are presented net of $10 million of insurance recoveries received to rebuild / replace the building and equipment damaged by the fire at our MDF facility in 2014. See Note 17 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 57

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

Line of Credit. We have a $700 million revolving line of credit agreement that matures on January 15, 2019. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings.

The weighted-average interest rate for the borrowings on the line of credit was 1.34% and 1.37% as of December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, we had $95 million of borrowings and $2 million of standby letters of credit outstanding; $603 million remained available for borrowing under our line of credit. As of January 2, 2015, all of the borrowings under our line of credit were repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.67% and 1.66% as of December 31, 2014 and 2013, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2014 and 2013. See "Patronage" below. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. During 2013, the company repaid all of its privately placed borrowings with various lenders ("Private Debt"). See "Debt Principal Payments" below for a discussion of these repayments.

As of December 31, 2014, the company had publicly issued and outstanding approximately $1.3 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $114 million at December 31, 2014 and $117 million at December 31, 2013.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM"), which was issued in connection with the acquisition of certain timberland assets (see Note 2 of the Notes to Consolidated Financial Statements). Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the company's effective net interest rate on the installment note was approximately 4.5% as of December 31, 2014 and December 31, 2013. See “Patronage” below.

PLUM CREEK 2014 FORM 10-K | 58

Table of Contents	PART II / ITEM 7

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

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2014. See Note 18 of the Notes to Consolidated Financial Statements.

Patronage. The company receives patronage refunds under the term credit agreement and the installment note payable. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. The company earned approximately $8 million of patronage during 2014. The company earned approximately $3 million of patronage during 2013. Patronage refunds are recorded as a reduction to interest expense in the year earned.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2014	2013	2012
Public Debt	$—	$24	$—
Private Debt	—	260	3
Term Credit Agreement	—	225	350
Total	$—	$509	$353

During 2013, the company prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of December 31, 2014.

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

As of December 31, 2014, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

PLUM CREEK 2014 FORM 10-K | 59

Table of Contents	PART II / ITEM 7

Equity

Dividends. On February 4, 2015, the Board of Directors declared a dividend of $0.44 per share, or approximately $77 million, which will be paid on February 27, 2015 to stockholders of record on February 13, 2015. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current quarter and full year cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. For the year ended December 31, 2014, we repurchased 1.2 million shares of common stock at a total cost of $50 million, or an average cost per share of $40.21. At December 31, 2014, $125 million is available for share repurchases under the current Board of Directors' authorization. See Note 13 of the Notes to Consolidated Financial Statements.

Other Information

Accounting Standards Issued and Not Yet Implemented. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance, including industry-specific requirements, and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. For Plum Creek, the standard will be effective in the first quarter of 2017. The guidance permits two implementation approaches: (1) a retrospective application of the new standard with restatement of prior years; or (2) a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings. The company is currently evaluating the impact that adoption of this standard will have on our consolidated financial statements and disclosures, and the implementation approach to be used.

PLUM CREEK 2014 FORM 10-K | 60

Table of Contents	PART II / ITEM 7

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

The following table compares Adjusted EBITDA by segment for the years ended December 31 (in millions):

	2014	2013	2012
Adjusted EBITDA by Segment
Northern Resources	$72	$62	$46
Southern Resources	219	173	157
Real Estate	263	261	326
Manufacturing	65	59	44
Energy and Natural Resources	33	22	20
Other	17	—	—
Other Costs and Eliminations, net	(64)	(75)	(63)
Total Adjusted EBITDA	$605	$502	$530

PLUM CREEK 2014 FORM 10-K | 61

Table of Contents	PART II / ITEM 7

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the years ended December 31 (in millions):

	2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$44	$28	$—	$72
Southern Resources	137	82	—	219
Real Estate	133	1	129	263
Manufacturing	49	16	—	65
Energy and Natural Resources	25	8	—	33
Other	2	2	13	17
Other Costs and Eliminations	(67)	1	—	(66)
Other Unallocated Operating Income (Expense), net	2	—	—	2
Total	$325	$138	$142	$605

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	63
Interest Expense	(166)
(Provision) Benefit for Income Taxes	(8)
Net Income	$214

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$457
Interest Expense				166
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				8
Distributions from Timberland Venture				(57)
Distributions from Real Estate Development Ventures				(2)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				18
Deferred Income Taxes				(4)
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				9
Working Capital Changes				11
Other				1
Adjusted EBITDA				$605

(1) Includes Equity Earnings from Real Estate Development Ventures ($3 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($2 million), and basis in real estate sold ($13 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2014 FORM 10-K | 62

Table of Contents	PART II / ITEM 7

	2013

	Operating Income	Depreciation, Depletion and Amortization (1)	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$32	$30	$—	$62
Southern Resources	108	65	—	173
Real Estate	169	1	91	261
Manufacturing	43	16	—	59
Energy and Natural Resources	19	3	—	22
Other	—	—	—	—
Other Costs and Eliminations	(73)	1	—	(72)
Other Unallocated Operating Income (Expense), net	(3)	—	—	(3)
Total	$295	$116	$91	$502

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	63
Interest Expense	(141)
Gain (Loss) on Extinguishment of Debt	(4)
(Provision) Benefit for Income Taxes	1
Net Income	$214

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$404
Interest Expense				141
Amortization of Debt Costs				(3)
Provision / (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(56)
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				—
Deferred Income Taxes				3
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				18
Pension Plan Contributions				—
Working Capital Changes				17
Other				(21)
Adjusted EBITDA				$502

(1) Includes a $4 million loss due to forest fire damages in the Northern Resources Segment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2014 FORM 10-K | 63

Table of Contents	PART II / ITEM 7

	2012

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment
Northern Resources	$20	$26	$—	$46
Southern Resources	90	67	—	157
Real Estate	187	1	138	326
Manufacturing	29	15	—	44
Energy and Natural Resources	19	1	—	20
Other	—	—	—	—
Other Costs and Eliminations	(65)	1	—	(64)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$281	$111	$138	$530

Reconciliation to Net Income (1)
Equity Earnings from Timberland Venture	59
Interest Expense	(140)
(Provision) Benefit for Income Taxes	3
Net Income	$203

Reconciliation to Net Cash Provided By Operating Activities
Net Cash Flows from Operations				$353
Interest Expense				140
Amortization of Debt Costs				(3)
Provision / (Benefit) for Income Taxes				(3)
Distributions from Timberland Venture				(56)
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				—
Deferred Income Taxes				3
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				98
Pension Plan Contributions				20
Working Capital Changes				(15)
Other				(7)
Adjusted EBITDA				$530

(1) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2014 FORM 10-K | 64

Table of Contents	PART II / ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $3.0 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. We also have variable rate debt that is affected by changes in market interest rates. For a detailed discussion of our debt obligations and the fair value of the company's debt, see Notes 11 and 12 of the Notes to Consolidated Financial Statements.

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(A)
December 31, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$439	$—	$—	$—	$—	$1,754	$2,193	$2,304
Average Interest Rate(C)	4.9%	4.7%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due				$783			$783	$892
Interest Rate				7.4%
Variable Rate Debt(D)					$225		$225	$225
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
December 31, 2013
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,206
Average Interest Rate(C)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$916
Interest Rate					7.4%
Variable Rate Debt						$225	$225	$225

(A)
The increase in fair value of our fixed rate debt compared to December 31, 2013 (excluding related party debt) was due primarily to lower market interest rates. At December 31, 2014, treasury rates were lower compared to December 31, 2013, resulting in lower market interest rates and an increase in the fair value of our fixed rate debt.

(B)	Excludes unamortized discount of $3 million and $4 million at December 31, 2014 and 2013, respectively.

(C)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of December 31, 2014 and December 31, 2013.

(D)
As of December 31, 2014, the interest rate for the term credit agreement was 1.67%. Not included in the above table are borrowings under our $700 million revolving line of credit of $95 million. As of December 31, 2014, the weighted-average interest rate on the $95 million of borrowings was 1.34%.

PLUM CREEK 2014 FORM 10-K | 65

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions, Except Per Share Amounts)	2014	2013	2012
REVENUES:
Timber	$767	$669	$641
Real Estate	289	286	352
Manufacturing	368	362	324
Energy and Natural Resources	34	23	22
Other	18	—	—
Total Revenues	1,476	1,340	1,339

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	555	495	498
Real Estate	151	110	157
Manufacturing	322	310	286
Energy and Natural Resources	10	5	2
Other	16	—	—
Total Cost of Goods Sold	1,054	920	943
Selling, General and Administrative	115	123	116
Total Costs and Expenses	1,169	1,043	1,059

Other Operating Income (Expense), net	15	(2)	1

Operating Income	322	295	281

Earnings from Unconsolidated Entities	66	63	59

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	108	83	82
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Total Interest Expense, net	166	141	140

Loss on Extinguishment of Debt	—	(4)	—

Income before Income Taxes	222	213	200

Provision (Benefit) for Income Taxes	8	(1)	(3)

Net Income	$214	$214	$203

PER SHARE AMOUNTS:

Net Income per Share – Basic	$1.21	$1.30	$1.25
Net Income per Share – Diluted	$1.21	$1.30	$1.25

Weighted-Average Number of Shares Outstanding
– Basic	176.7	164.6	161.5
– Diluted	177.0	165.0	161.9

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$63	$63	$59
Equity Earnings from Real Estate Development Ventures	3	—	—
Earnings from Unconsolidated Entities	$66	$63	$59

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 66

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2014	2013	2012
Net Income	$214	$214	$203

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(34)	25	(2)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	2	5	4
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	5	2
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—
Derivative Instruments:
Gain (Loss) on Cash Flow Hedge	—	5	—
Less: Amortization of Gain Reclassified to Interest Expense	—	—	—

Other Comprehensive Income (Loss) Before Tax	(31)	40	4

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	(7)	7	1

Other Comprehensive Income (Loss) After Tax	(24)	33	3

Comprehensive Income	$190	$247	$206

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 67

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Amounts)	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$92	$433
Accounts Receivable	38	29
Inventories	61	55
Deferred Tax Asset	6	9
Assets Held for Sale	98	92
Other Current Assets	15	15
	310	633

Timber and Timberlands, net	4,009	4,180
Minerals and Mineral Rights, net	289	298
Property, Plant and Equipment, net	120	118
Equity Investment in Timberland Venture	217	211
Equity Investment in Real Estate Development Ventures	126	139
Deferred Tax Asset	23	17
Investment in Grantor Trusts (at Fair Value)	48	45
Other Assets	45	54
Total Assets	$5,187	$5,695

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$—
Line of Credit	95	467
Accounts Payable	27	24
Interest Payable	22	22
Wages Payable	31	29
Taxes Payable	10	10
Deferred Revenue	23	26
Other Current Liabilities	10	10
	657	588

Long-Term Debt	1,976	2,414
Note Payable to Timberland Venture	783	783
Other Liabilities	100	78
Total Liabilities	3,516	3,863

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 175.9 at December 31, 2014 and 177.0 at December 31, 2013	2	2
Additional Paid-In Capital	2,955	2,942
Retained Earnings (Accumulated Deficit)	(271)	(173)
Treasury Stock, at Cost, Common Shares – 28.3 at December 31, 2014 and 27.0 at December 31, 2013	(992)	(940)
Accumulated Other Comprehensive Income (Loss)	(23)	1
Total Stockholders’ Equity	1,671	1,832
Total Liabilities and Stockholders’ Equity	$5,187	$5,695

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 68

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In Millions)	Shares	Dollars
January 1, 2012	161.3	$2	$2,261	$(28)	$(937)	$(35)	$1,263
Net Income				203			203
Other Comprehensive Income						3	3
Dividends				(272)			(272)
Stock Option Exercises	0.6	—	18				18
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			9				9
Common Stock Repurchased	—	—			(1)		(1)
December 31, 2012	162.0	$2	$2,288	$(97)	$(938)	$(32)	$1,223
Net Income				214			214
Other Comprehensive Income						33	33
Dividends				(290)			(290)
Stock Option Exercises	1.0	—	37				37
Tax Benefit from Stock Incentive Plan			1				1
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			9				9
Issuance of Common Stock	13.9	—	607				607
Common Stock Repurchased	—	—			(2)		(2)
December 31, 2013	177.0	$2	$2,942	$(173)	$(940)	$1	$1,832
Net Income				214			214
Other Comprehensive Income						(24)	(24)
Dividends				(312)			(312)
Stock Option Exercises	0.1	—	3				3
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			10				10
Common Stock Repurchased	(1.3)	—			(52)		(52)
December 31, 2014	175.9	$2	$2,955	$(271)	$(992)	$(23)	$1,671

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 69

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$214	$214	$203
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014 and $4 Loss Related to Forest Fires in 2013)	138	119	114
Basis of Real Estate Sold	129	91	138
Earnings from Unconsolidated Entities	(66)	(63)	(59)
Distributions from Timberland Venture	57	56	56
Distributions from Real Estate Development Ventures	2	—	—
Deferred Income Taxes	4	(3)	(3)
Loss on Extinguishment of Debt	—	4	—
Timber Deed Acquired	—	(18)	(98)
Pension Plan Contributions	(9)	—	(20)
Working Capital Changes	(11)	(17)	15
Other	(1)	21	7
Net Cash Provided By (Used In) Operating Activities	457	404	353

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $12 MDF Replacement Capital in 2014)	(89)	(71)	(72)
Timberlands Acquired	—	(81)	(18)
Minerals and Mineral Rights Acquired	—	(156)	(76)
Contributions to Real Estate Development Ventures	(9)	—	—
Distributions from Real Estate Development Ventures	23	—	—
Insurance Recoveries (Property Damage)	10	—	—
Payment for Acquisition of MeadWestvaco ("MWV") Timberland Assets, net	—	(221)	—
Purchases of Marketable Securities	(1)	—	—
Other	1	—	(1)
Net Cash Provided By (Used In) Investing Activities	(65)	(529)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(312)	(290)	(272)
Borrowings on Line of Credit	1,307	1,771	1,843
Repayments on Line of Credit	(1,679)	(1,408)	(2,087)
Proceeds from Issuance of Long-Term Debt	—	—	773
Debt Issuance Costs	—	(1)	(5)
Principal Payments and Retirement of Long-Term Debt	—	(513)	(353)
Proceeds from Stock Option Exercises	3	37	18
Acquisition of Treasury Stock	(52)	(2)	(1)
Proceeds from Issuance of Common Stock, net	—	607	—
Other	—	1	—
Net Cash Provided By (Used In) Financing Activities	(733)	202	(84)

Increase (Decrease) In Cash and Cash Equivalents	(341)	77	102
Cash and Cash Equivalents:
Beginning of Period	433	356	254

End of Period	$92	$433	$356

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest - Debt Obligations to Unrelated Parties	$109	$84	$79
Interest - Note Payable to Timberland Venture	58	58	58
Interest	$167	$142	$137
Income Taxes - Net	$5	$(1)	$—

Non-Cash Investing and Financing Activities:
Issuance of Note Payable to MWV as Consideration for Timberland Assets Acquired	$—	$860	$—

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 70

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2014, the company owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.6 million acres are approximately 775,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Annual revenues from the company’s largest customer accounted for 7% of total annual revenues in 2014, 2013, and 2012. If market conditions for wood products were to deteriorate, the loss of this customer could have a significant effect on the company’s results of operations.

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

Revenue Recognition.

Resources Revenue. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut or, less frequently, using timber deed sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 18 months or less). Unlike a pay-as-cut sales contract, risk of loss and title to the trees transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed.

Manufacturing Revenue. Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling are recognized at the time of delivery.

PLUM CREEK 2014 FORM 10-K | 71

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Real Estate Revenue. Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and the company has no continuing involvement with the property. For all of our real estate sales, the company receives the entire consideration in cash at closing. Also at closing, the risks and rewards of ownership transfer to the buyer and the company does not have a continuing involvement in our properties after they are sold. Therefore, real estate revenue is recognized at closing.

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

The company will occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The company treats each closing under a multi-period arrangement as a separate sale. Revenue in connection with a multi-period contract is generally recognized at closing equal to the lesser of the non-refundable consideration received or an allocation of total consideration based on fair value.

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

Energy and Natural Resources Revenue. Overriding royalties earned in connection with aggregate mineral rights are recognized as revenue when the underlying aggregates are sold and the company is entitled to its share of the gross selling price. Additionally, royalties from aggregates leases and oil and gas leases are recognized as revenue when the underlying minerals are sold and the company is entitled to its share of the gross selling price. Generally, the mineral owners and lessees make payments to the company based on a percentage of the gross sales price of the minerals they sell. For overriding royalty and lease agreements with varying royalty percentages, revenue recognition is based on the relative-selling-price method, which may result in the deferral of revenue to future periods.

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

Accounts Receivable.  Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million at both December 31, 2014 and December 31, 2013. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

PLUM CREEK 2014 FORM 10-K | 72

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

Costs attributable to timber harvested, or depletion, are charged against income as trees are harvested. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be harvested over the harvest cycle. The depletion rate does not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales.

Minerals and Mineral Rights. Minerals and mineral rights are stated at cost less accumulated depletion. The company capitalizes the cost of obtaining minerals and mineral rights. The cost of minerals (primarily coal assets) are charged against income (depletion expense) using the units-of-production method, based on estimated recoverable reserves.
The costs of mineral rights are charged against income (depletion expense) as the company recognizes royalty income from the sale of the products extracted from the quarries. Depletion rates are determined annually based on the relationship between the net carrying value of the mineral rights over the estimated remaining tons of mineral reserves.
The company evaluates its minerals and mineral rights for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The company considers each of its mineral rights and coal assets to be a separate asset group based on identifiable cash flows.

PLUM CREEK 2014 FORM 10-K | 73

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 6.6 million acres of timberlands are approximately 775,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 775,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate development project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The company will capitalize improvements and other development costs, including interest costs and property taxes, during the development period. General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate development projects with multiple parcels, the company determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $12 million and $13 million at December 31, 2014 and 2013, respectively. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

The company also incurs development costs on some timberlands that are currently still managed for timber operations. These consist of larger and more complicated projects needing more invested capital. These projects have a longer timeframe and are not expected to be sold or developed in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands were $37 million and $36 million at December 31, 2014 and December 31, 2013, respectively, and are included in Timber and Timberlands.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $98 million at December 31, 2014 and $92 million at December 31, 2013. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

The company evaluates its real estate development projects for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The company considers each of its real estate development projects to be a separate asset group based on identifiable cash flows.

Accounting for Equity Method Investments. In 2013, the company and MeadWestvaco Corporation ("MWV") formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the company made a capital contribution, in cash, of $152 million and MWV contributed real estate development properties. The company accounts for this interest under the equity method of accounting. Earnings are recognized as Earnings from Unconsolidated Entities in the Consolidated Statements of Income. See Note 18 of the Notes to Consolidated Financial Statements.

In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The company accounts for these interests under the equity method of accounting. Earnings are recognized as Earnings from Unconsolidated Entities in our Consolidated Statements of Income. See Note 18 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 74

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

The company evaluates its property, plant and equipment for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The company considers each of its manufacturing facilities to be a separate asset group based on identifiable cash flows.

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $21 million, $24 million, and $22 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Grantor Trusts. The company has a grantor trust that was established for deferred compensation and deferred Plum Creek shares. See Note 12 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

Plum Creek maintains another grantor trust, which the company uses to fund its non-qualified pension plan obligation. See Notes 12 and 14 of the Notes to Consolidated Financial Statements. Money market and mutual fund investments held by this trust are classified as “available for sale securities.” The investments are carried at market values on the company’s Consolidated Balance Sheets. Realized gains and losses are recognized in the Consolidated Statements of Income; changes in unrealized gains and losses are recorded as other comprehensive income or loss, unless an other than temporary impairment has occurred, in which case an impairment loss is recognized in the Consolidated Statements of Income.

Shipping and Handling Costs. Costs incurred for the transportation of timber and manufactured products are included in Cost of Goods Sold.

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The company uses the grant date fair values (the closing market price for its common stock) to value stock awards of restricted stock units and common stock. The company also grants share-based awards that are classified and accounted for as liabilities. These awards are valued using a Monte Carlo simulation.

PLUM CREEK 2014 FORM 10-K | 75

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Operating Income (Expense), net. The company will recognize gains and losses from miscellaneous asset sales, insurance recoveries, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 21 of the Notes to Consolidated Financial Statements. Other Operating Income (Expense), net consists of the following for the years ended December 31 (in millions):

	2014	2013	2012
Realized Gains from Grantor Trust Investments	$2	$1	$1
Gain on Insurance Settlements	13	1	—
MDF Fire Impairment Loss	(2)	—	—
Loss on Early Termination of an Equipment Lease	—	(5)	—
Other	2	1	—
Total Other Operating Income (Expense), net	$15	$(2)	$1

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2014 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements. There were no new accounting standards adopted by the company during 2014 that had a material impact on the company's financial condition, results of operations or cash flows.

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

MWV-Charleston Land Partners, LLC ("MWV-CLP") consisted of 109,000 acres of high-value rural lands and development-quality lands near Charleston, South Carolina. The company acquired a 50% interest in 87,000 acres of high-value lands (agreed upon value of $279 million) for which MWV-CLP will pursue an entitlement and development strategy over the next several years. In addition, the company acquired a 5% interest in approximately 22,000 acres of residential, commercial and industrial properties (agreed upon value of $252 million) that are actively being developed in the same market. During 2014, the company’s ownership interest in the 22,000 acres of residential, commercial and industrial properties decreased from 5% to 4% due to capital calls by MWV-CLP for which the company declined to participate. An affiliate of MWV has been hired to manage the operations of MWV-CLP.

The acquisition of the MWV timberlands and related assets complements the company's existing ownership in the Southern U.S. and increased the company's annual timber harvest volumes by over 2 million tons during 2014. The timberlands, which have a long history of excellent forest management, are commingled with the company's existing timberlands and are located in attractive markets where the company would like to further expand its presence. Additionally, all of the timberlands acquired are certified under the SFISM program. The equity investment in MWV-CLP

PLUM CREEK 2014 FORM 10-K | 76

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

expands the company's portfolio of high-value rural timberlands, an asset for which the company has experience maximizing values.

The company has accounted for the acquisition as a purchase business combination. Under the purchase method, the assets acquired from MWV, along with the company's equity investment in MWV-CLP, were recorded as of the Acquisition Date at their respective fair values. Plum Creek's investment in MWV-CLP is accounted for under the equity method of accounting. See Note 18 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2014 FORM 10-K | 77

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

acquisition's timber depletion to the company's accounting method. Pro forma adjustments have been made for interest expense, including the note payable to finance the acquisition and the debt repaid following the common stock issuance. Pro forma adjustments include the elimination of substantially all of the historical income tax expense due primarily to Plum Creek's status as a REIT. Finally, pro forma adjustments have been made for mineral depletion and logging road depreciation, and for the equity earnings / (losses) that would have resulted from the company's equity method investment in MWV-CLP. No pro forma adjustments were made for timberland sales by MWV since the acres sold were not acquired by the company and were not included in the purchase price allocation. As a result, pro forma results for 2012 include revenue of $99 million and related cost of sales of $18 million from the sale of approximately 49,000 acres, and for 2013, pro forma results include revenue of $87 million and related cost of sales of $12 million from the sale of approximately 41,000 acres by MWV. The operating margin for future timberland sales from the acquisition is expected to be substantially lower than MWV's historical operating margin as a result of allocating a portion of the purchase price to timber and timberlands. The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

	2013	2012
Pro Forma Revenue	$1,491	$1,513
Pro Forma Net Income	$253	$238

NOTE 3. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2014	2013	2012
Net Income Available to Common Stockholders	$214	$214	$203
Denominator for Basic Earnings per Share	176.7	164.6	161.5
Effect of Dilutive Securities – Stock Options	0.2	0.3	0.3
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	177.0	165.0	161.9
Per Share Amounts:
Net Income per Share - Basic	$1.21	$1.30	$1.25
Net Income per Share - Diluted	$1.21	$1.30	$1.25

Under the company's Stock Incentive Plan (See Note 15 of the Notes to Consolidated Financial Statements), the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

PLUM CREEK 2014 FORM 10-K | 78

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2014	2013	2012
Number of Options	0.1	—	0.9
Range of Exercise Prices	$42.98 to $43.23	N/A	$41.55 to $43.23
Expiration on or before	February 2018	N/A	February 2021

NOTE 4. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Raw Materials (primarily logs)	$12	$9
Work-In-Process	3	2
Finished Goods	31	30
	46	41
Supplies	15	14
Total	$61	$55

NOTE 5. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Timber and Logging Roads, net	$2,518	$2,630
Timber Deeds, net	83	95
Timberlands	1,408	1,455
Timber and Timberlands, net	$4,009	$4,180

Timber and Timberlands. During 2014, the company disposed of approximately 184,000 acres, of which 136,000 acres were located in the Northern Resources Segment and 48,000 acres were located in the Southern Resources Segment.

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

PLUM CREEK 2014 FORM 10-K | 79

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the third quarter of 2013, the company's Northern Resources Segment recognized a $4 million loss, representing the book basis of timber volume destroyed as a result of forest fires in Montana and Oregon.

Timber Deeds. The company owns two timber deeds in the Southern Resources Segment, both of which expire in 2020. The volume acquired under these timber deeds, along with future growth, is being harvested over the term of the deeds. The company reflects the purchase price of timber deeds in the Consolidated Statements of Cash Flows as outflows under Cash Provided by Operating Activities.

In March 2013, the company purchased a timber deed for $18 million, which encompassed approximately 0.9 million tons of standing timber. In January 2012, the company purchased a timber deed for $103 million, of which $5 million was paid as a deposit in December 2011. The timber deed consisted of approximately 4.7 million tons of standing timber.

Impairments. The company's Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2014, the book basis of real estate held for sale was $98 million and was $92 million as of December 31, 2013. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2014 (A)	2013	2012
Impairment Losses	$7	$4	$—
Book Basis of Property	$46	$37	$4

(A)    During the fourth quarter of 2014, Plum Creek's Board of Directors approved the sale of approximately 165,000 acres of timberlands in Montana and Washington with a book basis of $122 million to The Nature Conservancy for $131 million. The sale closed in two phases - the first phase, which consisted of approximately 48,000 acres in Washington, closed in December 2014, and the second phase, which consisted of approximately 117,000 acres in Montana, closed in January 2015. Although the overall transaction resulted in a gain, the company recognized an impairment loss of $7 million during 2014 in connection with the Washington portion of the sale. The book basis of the Montana portion of the sale is recorded as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2014.

The fair values of the impaired assets were primarily determined based on external appraisals and an offer received from a third party. See Note 12 of the Notes to Consolidated Financial Statements.

Multiple-Element Arrangements. As stated above, during the fourth quarter of 2014, our Board of Directors approved the sale of approximately 165,000 acres in Montana and Washington to The Nature Conservancy for a total sales price of $131 million. This sale closed in two phases with the sale of the Washington properties closing during the fourth quarter of 2014 and the sale of the Montana properties closing in January 2015. The total sales price of $131 million was allocated among the Montana and Washington properties based on an external appraisal.

PLUM CREEK 2014 FORM 10-K | 80

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6. MINERALS AND MINERAL RIGHTS

Minerals and Mineral Rights consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Minerals, net	$55	$60
Mineral Rights, net	$234	$238
Minerals and Mineral Rights, net	$289	$298

Minerals. In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013 (see Note 2 of the Notes to Consolidated Financial Statements), the company acquired certain proven and probable coal reserves along with related surface lease intangibles (see below). The coal reserves had an estimated acquisition date fair value of $50 million, and the surface leases had an estimated acquisition date fair value of $7 million. Depletion expense associated with the minerals owned by the company was approximately $1 million for each of the years ended December 31, 2014 and 2013.

Mineral Rights. Acquired Mineral Rights and surface lease intangibles, all of which are finite-lived, consisted of the following (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral Rights - South Carolina(A)	$76	$(2)	$74	$76	$—	$76
Mineral Rights - Georgia(B)	156	(5)	151	156	(1)	155
Surface Leases(C)	10	(1)	9	7	—	7
Total Mineral Rights	$242	$(8)	$234	$239	$(1)	$238

(A)
Relates to mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina in which the company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from the quarries. Our mineral rights expire in 2052.

(B)
In September 2013, the company acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. The company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire in 2051.

(C)
In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013, the company acquired certain proven and probable coal reserves (see above) along with the related surface leases. These surface lease intangibles had an estimated acquisition date fair value of $7 million and are being amortized over ten years. The value of the surface leases is included in Mineral Rights, net.

During 2014, upon finalization of the valuation, the company adjusted its purchase price allocation and reclassified $3 million from the acquired coal reserves to the surface leases. This reclassification was within Minerals and Mineral Rights, net on the Consolidated Balance Sheets. See Note 2 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 81

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The company's overriding royalty percentage associated with the 255 million tons of aggregate reserves and 144 million tons of aggregate reserves declines after five years and declines further after ten years. The company treats each year under the royalty arrangement as a separate unit of account. Based on projected sales volume over the term of the arrangement, the company estimates a weighted-average overriding royalty percentage. The company recognizes revenue based on the weighted-average overriding royalty percentage and records deferred revenue for overriding royalties received in excess of the weighted-average percentage.

Depletion and amortization expense associated with the above acquired mineral rights and surface lease intangibles was $6 million and $1 million for the years ending December 31, 2014 and 2013, respectively. The following summarizes the estimated future depletion and amortization expense related to acquired intangibles held at December 31, 2014 (in millions):

Year	Depletion and Amortization Expense
2015	$7
2016	7
2017	7
2018	7
2019	7
Thereafter	199
Total	$234

PLUM CREEK 2014 FORM 10-K | 82

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INTANGIBLE ASSETS

Intangible Assets, all of which are finite-lived, consisted of the following (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Wind Power Leases	$10	$(1)	$9	$10	$—	$10
Fiber Supply Agreement	5	—	5	5	—	5
Total	$15	$(1)	$14	$15	$—	$15

Wind Power Leases. In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013 (see Note 2 of the Notes to Consolidated Financial Statements), the company acquired certain wind power leases. The wind power leases had an acquisition date fair value of $10 million. The value of the wind power leases is expected to be amortized on a straight-line basis over the twenty year term of the agreements.

Fiber Supply Agreement. Also, in connection with the timberland acquisition from MeadWestvaco Corporation in 2013, the company acquired a fiber supply agreement. The fiber supply agreement had an acquisition date fair value of $5 million. The value of the fiber supply agreement is expected to be amortized on a straight-line basis over the ten year term of the agreement.

Amortization expense associated with the above intangible assets was $1 million and $0 for the years ending December 31, 2014 and 2013, respectively. The following summarizes the estimated future amortization expense related to intangible assets held at December 31, 2014 (in millions):

Year	Amortization Expense
2015	$1
2016	1
2017	1
2018	1
2019	1
Thereafter	9
Total	$14

See also Note 6 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 83

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Land, Buildings and Improvements	$97	$91
Machinery and Equipment	331	323
	428	414
Accumulated Depreciation	(308)	(296)
Property, Plant and Equipment, net	$120	$118

NOTE 9. INCOME TAXES

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

Plum Creek operates as a REIT through various wholly-owned subsidiaries and a joint venture partnership. The activities of the operating partnerships and joint venture partnership consist primarily of sales of standing timber under pay-as-cut sales contracts. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2014.

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of the company’s higher value timberlands, timber and wood fiber procurement services, coal leases, and the company's investment in real estate development ventures (see Note 18 of the Notes to Consolidated Financial Statements). Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

The company recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2014, 2013, and 2012, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2014, and December 31, 2013, the company had no accrued interest or penalties related to income taxes.

PLUM CREEK 2014 FORM 10-K | 84

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2014	2013	2012
Current Income Taxes:
Federal	$3	$—	$—
State	1	—	—
Deferred Income Taxes:
Federal	4	(1)	(3)
State	(2)	—	—
Benefit from Operating Loss Carryforward	—	(1)	(1)
Change to Valuation Allowance	2	1	1
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$8	$(1)	$(3)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2014	2013	2012
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$78	$75	$70
REIT Income not Subject to Federal Tax	(58)	(69)	(66)
Change to Valuation Allowance	2	1	1
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(1)	(1)
Permanent Book-Tax Differences	(13)	(7)	(7)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$8	$(1)	$(3)

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2014	2013	2012
Income from Continuing Operations	$8	$(1)	$(3)
Other Comprehensive Income	(7)	7	1
Additional Paid-In Capital (Share-Based Compensation)	—	(1)	—
Total Income Tax Provision (Benefit)	$1	$5	$(2)

PLUM CREEK 2014 FORM 10-K | 85

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of the taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2014	2013
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$12	$13
Accrued Compensation	8	9
Accrued Pension Benefits	16	9
Timber and Timberlands	15	13
Accrued Workers' Compensation Benefits	3	4
Other Accruals and Reserves	6	7
Valuation Allowance	(12)	(10)
	48	45
Deferred Income Tax Liabilities:
Machinery and Equipment	(19)	(19)
	(19)	(19)
Deferred Income Tax Asset, net	$29	$26

The company has state net operating loss carryforwards for its taxable REIT subsidiaries of $261 million at December 31, 2014, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the company files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The company's total state net operating loss carryforward deferred income tax asset is $12 million at December 31, 2014. The state net operating loss carryfowards will begin to expire in 2015.

At December 31, 2014, the company had a valuation allowance of $12 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The company has recorded gross deferred tax assets of $65 million (net of a $12 million valuation allowance) and $61 million (net of a $10 million valuation allowance) as of December 31, 2014 and December 31, 2013, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2014	2013
Current Deferred Income Tax Asset	$6	$9
Non Current Deferred Income Tax Asset	23	17
Deferred Income Tax Asset, net	$29	$26

PLUM CREEK 2014 FORM 10-K | 86

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014 and December 31, 2013, we did not have any liabilities for unrecognized tax benefits. Except as described below, we believe the statute of limitations for tax assessments has expired for all tax years prior to 2010. We continue to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

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

NOTE 10. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2014, 2013 and 2012, Plum Creek elected to designate all distributions as long-term capital gain dividends. As of and for the years ended December 31, 2014, 2013, and 2012, Plum Creek has distributed all of its taxable income. The company has no undistributed capital gain or ordinary income as of December 31, 2014.

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2014	2013	2012
Capital Gain Dividend	$1.76	$1.74	$1.68
Non-Taxable Return of Capital	—	—	—
Total Distributions	$1.76	$1.74	$1.68

PLUM CREEK 2014 FORM 10-K | 87

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11. BORROWINGS

All of our borrowings, except the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured. Outstanding borrowings consist of the following (in millions):

	December 31, 2014	December 31, 2013
Line of Credit maturing 2019, 1.34% at 12/31/14, based on LIBOR plus 1.25%	$95	$467
Term Credit Agreement due 2019, 1.67% at 12/31/14, based on LIBOR plus 1.50%.	225	225
Senior Notes due 2015, 5.875% less unamortized discount of $0.8 at 12/31/14, effective rate of 6.11%	439	438
Senior Notes due 2021, 4.70% less unamortized discount of $0.2 at 12/31/14, effective rate of 4.71%	568	568
Senior Notes due 2023, 3.25% less unamortized discount of $2.2 at 12/31/14, effective rate of 3.34%	323	323
Installment Note Payable due 2023, 5.207%	860	860
Note Payable to Timberland Venture due 2018, 7.375%	783	783
Total Long-Term Debt	3,293	3,664
Less: Current Portion of Long-Term Debt	439	—
Less: Line of Credit	95	467
Long-Term Portion	$2,759	$3,197

Line of Credit. The company has a $700 million revolving line of credit agreement that matures on January 15, 2019. The weighted-average interest rate for the borrowings on the line of credit was 1.34% and 1.37% as of December 31, 2014 and December 31, 2013, respectively. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2014, we had $95 million of borrowings and $2 million of standby letters of credit outstanding; $603 million remained available for borrowing under our line of credit. As of January 2, 2015, all of the borrowings under our line of credit were repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2014 because the company used its cash as of December 31, 2014 to repay the amount outstanding.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.67% and 1.66% as of December 31, 2014 and 2013, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2014 and 2013. See "Patronage" below. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The company has outstanding Senior Notes with various maturities and fixed interest rates. During 2013, the company repaid all of its privately placed borrowings with various lenders ("Private Debt"). See "Debt Principal Payments" below for a discussion of these repayments.

As of December 31, 2014, the company had publicly issued and outstanding approximately $1.3 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public

PLUM CREEK 2014 FORM 10-K | 88

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $114 million at December 31, 2014 and $117 million at December 31, 2013.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM") which was issued in connection with the acquisition of certain timberland assets (see Note 2 of the Notes to Consolidated Financial Statements). Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the company's effective net interest rate on the installment note was approximately 4.5% as of both December 31, 2014 and December 31, 2013. See “Patronage” below.

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

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2014. See Note 18 of the Notes to Consolidated Financial Statements.

Patronage. The company receives patronage refunds under the term credit agreement and the installment note payable. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. The company earned approximately $8 million of patronage during 2014. The company earned approximately $3 million of patronage during 2013. Patronage refunds are recorded as a reduction to interest expense in the year earned.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2014	2013
Public Debt	$—	$24
Private Debt	—	260
Term Credit Agreement	—	225
Total	$—	$509

PLUM CREEK 2014 FORM 10-K | 89

Table of Contents	PART II / ITEM 8

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

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2014 (in millions):

Maturity	Debt Agreements	Note Payable to Timberland Venture	Total
2015	$439	$—	$439
2016	—	—	—
2017	—	—	—
2018	—	783	783
2019	320	—	320
Thereafter	1,754	—	1,754
Total	$2,513	$783	$3,296

Debt Covenants. The company's debt agreements contain various restrictive covenants, including requiring that we maintain certain interest coverage and maximum leverage ratios. The company’s term loan, revolving line of credit and installment note payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. The company was in compliance with all of its borrowing agreement covenants as of December 31, 2014.

PLUM CREEK 2014 FORM 10-K | 90

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

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $92 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013. At December 31, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations for the years ended December 31, 2014 and December 31, 2013. As of December 31, 2014 and 2013, the amortized cost of the available-for-sale securities was approximately $31 million and $28 million, respectively. See Note 13 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2014 FORM 10-K | 91

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are included in Other Liabilities and were $5 million at both December 31, 2014 and 2013. Changes in the fair value of trading securities were not material to the company's financial position or results of operations for the years ended December 31, 2014 and December 31, 2013.

Other Instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Note Payable to Timberland Venture (E)	783	—	—	892	892
Total Debt	$3,293	$—	$2,624	$892	$3,516

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Note Payable to Timberland Venture (E)	783	—	—	916	916
Total Debt	$3,664	$—	$2,898	$916	$3,814

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

PLUM CREEK 2014 FORM 10-K | 92

Table of Contents	PART II / ITEM 8

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

	2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$46	$46	$(7)
Total			$(7)

	2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (B)	$37	$37	$(4)
Total			$(4)

(A)
During 2014, timberlands held for sale with a carrying value totaling $53 million were written down to their fair value (net of estimated selling costs) of $46 million, resulting in a loss of $7 million, which was included in earnings for the year ended December 31, 2014. These timberlands were sold in December 2014. See Note 5 of the Notes to Consolidated Financial Statements. The fair value for the property was based on an external appraisal. The external appraisal was derived using comparable sales.

(B)
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

NOTE 13. STOCKHOLDERS' EQUITY

At December 31, 2014, Plum Creek had the following authorized capital of which 175.9 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

On November 4, 2013, the company completed an equity offering, resulting in the issuance of 13.9 million additional shares of common stock for net proceeds of $607 million. The proceeds from the equity offering were used to pay the cash portion of the timberland acquisition from MeadWestvaco Corporation and the acquisition related transaction fees, with the balance used to pay down approximately $376 million of the company's outstanding debt. See Note 2 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 93

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the year ended December 31:

2014
Shares of Common Stock (in millions)	1.2
Total Cost of Shares (in millions)	$50
Average Cost per Share	$40.21

There were no share repurchases pursuant to the Board of Directors authorized share repurchase program in 2013 or 2012. At December 31, 2014, $125 million is available for share repurchases under the current Board of Directors authorization.

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans, unrealized gains and losses on available-for-sale securities and a gain for the effective portion of a derivative transaction designated as a cash flow hedge. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2012
Net Income			$203
Unrealized Holding Gains (Losses)	$2	$—	2
Defined Benefit Plans:
Actuarial Gain (Loss)	(2)	—	(2)
Reclassification to Net Income	4	1	3
Total Comprehensive Income			$206
December 31, 2013
Net Income			$214
Unrealized Holding Gains (Losses)	$5	$—	5
Defined Benefit Plans:
Actuarial Gain (Loss)	25	6	19
Reclassification to Net Income	5	1	4
Derivative Gain (Loss) on Cash Flow Hedge	5	—	5
Total Comprehensive Income			$247
December 31, 2014
Net Income			$214
Unrealized Holding Gains (Losses)	$1	$—	1
Defined Benefit Plans:
Actuarial Gain (Loss)	(34)	(7)	(27)
Reclassification to Net Income	2	—	2
Derivative Instruments:
Amortization of Gain Reclassified to Interest Expense	—	—	—
Total Comprehensive Income			$190

PLUM CREEK 2014 FORM 10-K | 94

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	Net Unrealized Holding Gain (Loss)	Defined Benefit Plan Actuarial Net Loss	Gain on Cash Flow Hedge	Total
December 31, 2012	$8	$(40)	$—	$(32)
Other Comprehensive Income (Loss) before Reclassifications	5	19	5	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	4	—	4
December 31, 2013	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	(27)	—	(26)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	2	—	2
December 31, 2014	$14	$(42)	$5	$(23)

(A)	Amortization of actuarial gains and losses on the company's defined benefit pension plans is included in the computation of pension cost. See Note 14 of the Notes to Consolidated Financial Statements.

Cash Flow Hedge. On December 6, 2013, the company issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets (see Notes 2 and 11 of the Notes to Consolidated Financial Statements). To hedge against interest rate risk, the company entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. These transactions, which were executed prior to issuance of the installment note, are accounted for as cash flow hedges. These transactions settled on December 6, 2013, the date the installment note was issued, and the company received proceeds of $5 million that are reflected in Other Operating Activities on the Consolidated Statements of Cash Flows. The company recorded a gain of $5 million, the effective portion of the hedge, in Other Comprehensive Income. This gain is being amortized as a reduction to interest expense on the installment note over its term of ten years. The company is not a party to any other derivative arrangements.

NOTE 14. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan—General. The company provides defined benefit pension plans that cover substantially all employees of the company. Most of the company’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after three years of service. The cash balance benefits for salaried employees are determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the company on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

PLUM CREEK 2014 FORM 10-K | 95

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2014	2013
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$178	$181
Service Cost	7	7
Interest Cost	8	8
Actuarial (Gain) Loss	32	(12)
Benefits Paid	(7)	(6)
Benefit Obligation at End of Period	$218	$178
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$144	$128
Actual Return on Plan Assets	7	22
Employer Contributions	10	—
Benefits Paid	(7)	(6)
Fair Value of Plan Assets at End of Period	154	144
Funded Status—December 31	$(64)	$(34)
Amounts Recognized in the Consolidated Balance Sheet
Other Assets	$—	$10
Other Current Liabilities	(5)	(5)
Other Liabilities	(59)	(39)
Total	$(64)	$(34)

Note: The Benefit Obligation reflects both the qualified and non-qualified plans while the Plan Assets reflects only the qualified plan. The actuarial loss reflected in the change in benefit obligation for 2014 is due primarily to a change in the interest rate assumptions (decreased discount rates) for measuring our pension liabilities as of December 31, 2014, and to a lesser extent, a change in our mortality assumptions (plan participants are living longer). The actuarial gain reflected in the change in benefit obligation for 2013 is due primarily to a change in the interest rate assumptions (increased discount rates) for measuring our pension liabilities as of December 31, 2013.
The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2014	2013	2014	2013
Projected Benefit Obligation	$164	$134	$54	$44
Accumulated Benefit Obligation	154	126	45	36
Plan Assets	154	144	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	43	40

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2014, the company contributed $9 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans. During 2013, the company did not make any contributions to the qualified pension plan or to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected returns, the company expects

PLUM CREEK 2014 FORM 10-K | 96

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015 contributions to the qualified pension plan to range between $4 million and $8 million. During 2015, the company expects to contribute between $1 million and $4 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2014	2013	2012
Service Cost	$7	$7	$6
Interest Cost	8	8	8
Expected Return on Plan Assets	(9)	(9)	(7)
Recognized Actuarial Loss	2	5	4
Total Pension Cost	$8	$11	$11

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2014	2013	2012
Net Actuarial Loss (Gain)	$34	$(25)	$2
Amortization of Net Actuarial Loss	(2)	(5)	(4)
Total (Gain) Loss Recognized in Other Comprehensive Income	$32	$(30)	$(2)
Combined Pension Cost Recognized in Comprehensive Income	$40	$(19)	$9

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2014	2013
Net Loss	$54	$22
Deferred Tax Benefit	$(13)	$(6)

During 2015, the company expects $4 million of the $54 million net actuarial loss to be included as a component of our total pension cost.

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

	December 31, 2014	December 31, 2013
Discount Rates
Annuity Distributions	4.15%	5.05%
Lump-Sum Distributions	3.04%	3.80%
Rate of Compensation Increase	3.45%	3.45%

PLUM CREEK 2014 FORM 10-K | 97

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2014	2013	2012
Discount Rate	5.05%	4.35%	4.95%
Expected Long-Term Return on Plan Assets	7.25%	7.25%	7.50%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.25% assumption as of January 1, 2014 and as of January 1, 2013.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. The market-related values are used to determine the amount of net actuarial loss/gain which is recognized as a component of pension cost. There has been no change in the method for determining the market-related value of assets since the prior valuation.

The benefit obligation and net periodic pension cost are impacted by assumptions for plan participants' life expectancies. In determining the benefit obligation at December 31, 2014, the company updated its mortality assumptions to reflect increased life expectancies. The updated mortality assumptions did not impact the 2014 net periodic pension cost and will not significantly impact future net periodic pension costs.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the company’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2014, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	32%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	26%
Fixed Income	35%

The company currently uses actively managed funds and index funds, utilizing seven fund managers, to capture favorable returns in various asset classes and to diversify risk. All asset classes are invested in a diversified portfolio and fund managers are expected to be well diversified with respect to company, industry and economic sectors. Equity investments consist primarily of common stocks, common stock equivalents and preferred stock. Fixed income investments consist primarily of investments in U.S. treasuries, agencies of the U.S. Government, corporations, municipalities, banks, foreign bonds and other financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the target allocations.

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

PLUM CREEK 2014 FORM 10-K | 98

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
Fixed Income Securities—Fund performance should exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond, Barclays Capital High Yield, or Barclays Capital U.S. Credit Indexes) by 0.25% per annum.

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2014 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Funds	$1	$—	$1
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	11
International Equity Securities	40	—	40
Fixed Income Securities	8	—	8
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	34	34
Fixed Income Securities	—	8	8
Limited Partnership Interest invested in:
Fixed Income Securities	—	36	36
Total Investments Measured at Fair Value	$76	$78	$154

The fair values of each major class of plan assets were as follows as of December 31, 2013 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Funds	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	11
International Equity Securities	38	—	38
Fixed Income Securities	40	—	40
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	32	32
Fixed Income Securities	—	7	7
Total Investments Measured at Fair Value	$105	$39	$144

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2014):

•	The fair value of mutual funds is derived from quoted market prices in active markets at the measurement date.

•
The fair value of the underlying assets of the collective trust funds and limited partnership interest is determined using the net asset values. The net asset values are based on the fair value of the underlying assets, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The unit price is based primarily on observable market data of the fund’s underlying assets.

PLUM CREEK 2014 FORM 10-K | 99

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2015	$17
2016	18
2017	27
2018	15
2019	16
2020 through 2024	78

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2014, 2013 and 2012. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $5 million in 2014 and $4 million in 2013 and 2012.

NOTE 15. SHARE-BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan (“the Plan”) that provides for the award of shares of the company’s stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of common stock reserved and eligible for issuance. At December 31, 2014, 0.6 million shares of the 6.1 million reserved shares have been used and, therefore, 5.5 million shares remain available for future grants of common stock awards and restricted stock units or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

Value Management Awards. Value management awards provide incentive compensation to participants that is contingent upon the company’s performance over a three-year period measured separately against the performance of peer groups consisting of forest products companies, the S&P 500 Index and the MSCI U.S. REIT Index over the same period.

Value management awards are earned in whole or in part based on a sliding scale. No award is earned if the company's total shareholder return is below the 25th percentile of the peer group. The full value management award is earned if the company’s total shareholder return is above the 85th percentile. The value of an award between the 25th percentile and the 85th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100, which equates performance to the 55th percentile.

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

PLUM CREEK 2014 FORM 10-K | 100

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Value management awards activity was as follows for the year ended December 31, 2014:

Units
Nonvested, January 1, 2014	256,133
Granted	145,080
Vested	(123,080)
Forfeited	(6,975)
Nonvested, December 31, 2014	271,158

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2014 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2012 to 2014	120,280	$0.3	$—	$24.1
2013 to 2015	129,203	$2.5	$0.8	$25.8
2014 to 2016	141,955	$6.3	$4.0	$28.4

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2012 to 2014	$3	$0.3	1st Quarter 2015
2011 to 2013	$35	$2.7	1st Quarter 2014
2010 to 2012	$0	$0.0	Not Earned
2009 to 2011	$0	$0.0	Not Earned

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

PLUM CREEK 2014 FORM 10-K | 101

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2014, 2013 and 2012 was $42.04, $47.93 and $39.00, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2014:

	Units	Weighted- Average Grant Date Fair Value
Nonvested, January 1, 2014	366,133	$43.35
Granted	228,765	$42.04
Vested	(133,236)	$41.71
Forfeited	(48,090)	$42.12
Nonvested, December 31, 2014	413,572	$43.30

The total fair value of restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $6 million, $5 million and $4 million, respectively.

Awards of Common Stock. Under the Plan, common stock of the company may be awarded to directors, officers and employees of the company. The common stock is granted without restriction or vesting provisions. During 2014, 24,053 shares of common stock were granted/issued. The weighted-average grant date fair value of common stock awards granted for the years ended December 31, 2014, 2013 and 2012 was $42.14, $48.47 and $38.93, respectively. The fair value of common stock awards is based on the closing price of Plum Creek's common stock on the date of grant. The total fair value of common stock awards that were issued during 2014, 2013 and 2012 was $1 million, $1 million and $0.7 million, respectively.

Stock Options. Under the Plan, non-qualified stock options may be granted to directors, officers and employees of the company. Each stock option granted allows the recipient the right to purchase the company’s common stock at the fair market value of the company’s common stock on the date of grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced. No stock options have been awarded since 2011.

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2014:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding, January 1, 2014	1,928,961	$38.47
Granted	—	—
Exercised/Surrendered	(70,425)	35.54
Cancelled/Forfeited	(12,238)	36.36
Outstanding, December 31, 2014	1,846,298	$38.59	4.0	$8
Vested or Expected to Vest, December 31, 2014	1,846,298	$38.59	4.0	$8
Exercisable, December 31, 2014	1,713,696	$38.37	4.0	$8

PLUM CREEK 2014 FORM 10-K | 102

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2014	2013	2012
Proceeds from Stock Options Exercised	$3	$37	$18
Intrinsic Value of Stock Options Exercised	$1	$12	$6
Tax Benefit Related to Stock Options Exercised	$—	$2	$1

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. The table below presents total compensation expense and recognized tax benefits for all share-based compensation plans (including both awards paid in stock and cash) for the years ended December 31 (in millions):

	2014	2013	2012
Share-based Compensation Expense	$6	$13	$13
Recognized Tax Benefits	$1	$2	$2

At December 31, 2014, there was $16 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

PLUM CREEK 2014 FORM 10-K | 103

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Other Current Assets
Prepaid Expenses	$8	$7
Taxes Receivable	4	3
Notes Receivable	—	3
Deposits	2	2
Real Estate Development Properties	1	—
	$15	$15
Other Non-Current Assets
Real Estate Development Properties	$12	$13
Unamortized Debt Issue Costs	7	8
Deposits	8	8
Qualified Pension Asset	—	10
Intangible Assets	14	15
Other	4	—
	$45	$54
Other Current Liabilities
Long-Term Incentive Compensation	$—	$3
Accrued Pension Liability	5	5
Workers’ Compensation	1	1
Other	4	1
	$10	$10
Other Non-Current Liabilities
Timber Obligations	$5	$5
Deferred Compensation	5	5
Long-Term Incentive Compensation	4	8
Accrued Pension Liability	59	39
Deferred Revenue	12	7
Workers’ Compensation	7	9
Other	8	5
	$100	$78

PLUM CREEK 2014 FORM 10-K | 104

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17. COMMITMENTS AND CONTINGENCIES

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed elsewhere, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the company. See also Note 9 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving the company and its consolidated subsidiaries.

MDF Fire Loss and Related Insurance Recoveries. During 2014, the company incurred a fire loss at its Medium Density Fiberboard (“MDF”) facility. The estimated net book value of the MDF building and equipment damaged by the fire was $2 million.

The company carries property insurance which is expected to reimburse the company for costs incurred to rebuild the damaged building and equipment along with any related lost earnings (i.e. business interruption insurance). During 2014, the company recorded a gain related to insurance recoveries of $13 million. Insurance recoveries received were $10 million for the costs incurred during 2014 to rebuild or replace the damaged building and equipment and $3 million for business interruption costs. Substantially all of the costs incurred to rebuild or replace the damaged building and equipment were capitalized during 2014. The $2 million fire loss and related $13 million insurance recoveries resulted in a net $11 million gain and is included in operating income for the Manufacturing Segment and in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During 2015, the company expects to recognize additional insurance recoveries of approximately $2 million related primarily to additional costs to restore the damaged building and equipment. Insurance proceeds related to reimbursed costs to restore the damaged property are reported when received under investing activities and insurance proceeds associated with lost earnings are reported under operating activities in the Consolidated Statements of Cash Flows.

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2015 through 2038, with the majority having various renewal options by either party. These renewal options are for periods ranging from two years to fifteen additional years.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $4 million in both 2014 and 2013 and $3 million in 2012. Additionally, the company has timber obligations related to certain timberlands where the company acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2014 (in millions):

	Operating Leases	Timber Obligations
2015	$4	$1
2016	4	—
2017	4	—
2018	4	—
2019	3	—
Thereafter	12	4
Total	$31	$5

PLUM CREEK 2014 FORM 10-K | 105

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18. EQUITY METHOD INVESTMENTS

Real Estate Development Ventures. On December 6, 2013, in connection with the MeadWestvaco timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements) the company and MeadWestvaco Corporation (“MWV”) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. MWV contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties. During 2014, the company’s ownership interest in the Class A Properties decreased from 5% to 4% due to capital calls by MWV-CLP for which the company declined to participate.

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

The total purchase price for the MeadWestvaco timberlands and related assets was $1.1 billion of which $139 million was allocated to our equity method investments in MWV-CLP. Our share of the book value of MWV-CLP’s net assets as of the acquisition date was approximately $52 million. This basis difference of $87 million will be amortized (i.e., additional expense) into equity earnings (loss) in future periods as the real estate properties are sold and/or as the timber on these properties is harvested.

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

PLUM CREEK 2014 FORM 10-K | 106

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2014, the company has recognized $49 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2014, the cumulative shortfall in allocated equity earnings is $28 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2014	2013	2012
Preferred Interest	$54	$53	$51
Common Interest	—	—	—
Amortization of Basis Difference	9	10	8
Total Equity Earnings from Timberland Venture	$63	$63	$59

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2014	2013	2012
Preferred Interest	$56	$55	$56
Common Interest	1	1	—
Total Distributions from Timberland Venture	$57	$56	$56

As of December 31, 2014 and December 31, 2013, the undistributed earnings from the Timberland Venture were $33 million and $27 million, respectively.

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, Plum Creek has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right after the seven year anniversary (October 1, 2015 to March 31, 2016). Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

For the years ended December 31, 2014, 2013 and 2012, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to the company’s 2014 Form 10-K filing.

PLUM CREEK 2014 FORM 10-K | 107

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. VARIABLE INTEREST ENTITIES

Real Estate Development Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) (see Note 18 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 71,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company has committed to contribute capital of at least $39 million over the next six years in connection with its interest in Class B Properties. The company has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million in 2013 and its ongoing capital calls under the LLC agreement. Capital contributions of $9 million were made during 2014. The company does not intend to provide any other sources of financing for MWV-CLP.

The company is not the primary beneficiary of MWV-CLP. The company considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. MWV has the power to direct the activities of MWV-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of MWV-CLP. MWV also has the ability to control all management decisions associated with the 22,000 acres of Class A Properties through its majority representation on the board of directors for the Class A Properties and its joint control of the Class B Properties due to its equal representation on the board of directors for the Class B Properties.

The carrying amount of our investment in MWV-CLP is $126 million at December 31, 2014 and $139 million at December 31, 2013 and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $126 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $39 million over the next six years. The company has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

Timberland Venture. The Timberland Venture (see Note 18 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary operating activities of the Timberland Venture consist of owning timberlands and entering into cutting contracts with an affiliate of the other member. Besides quarterly interest payments on the Note Payable to Timberland Venture, the company has not provided financing or other support to the venture. The venture generates sufficient cash from operating activities to finance its operations.

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

The carrying amount of the investment is $217 million at December 31, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $217 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK 2014 FORM 10-K | 108

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. RELATED PARTY TRANSACTIONS

The company has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 18 of the Notes to Consolidated Financial Statements.

Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Equity Earnings	$63	$63	$59
Distributions	57	56	56

In 2008, the company borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheets as Note Payable to Timberland Venture. Interest expensed and paid with respect to the Note Payable to Timberland Venture were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Interest Expense	$58	$58	$58
Interest Payments	58	58	58

As a result, the company had accrued interest payable for the Note Payable to Timberland Venture of the following at December 31 (in millions):

	2014	2013
Interest Payable (to related party)	$7	$7

PLUM CREEK 2014 FORM 10-K | 109

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. SEGMENT INFORMATION

The company is organized into seven operating segments based on the nature of the business activities of each component. Each operating segment has a separate management team. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statements of Income. Intersegment Revenues are recorded at market prices, which are determined at least quarterly, and are eliminated in the consolidated results. Several operating segments have sales outside of the U.S. (see Export Revenues), but the company does not hold any long-lived foreign assets. The company’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufacturing, (5) Energy and Natural Resources, and (6) Other. The Other Segment is composed of two operating segments that do not meet the criteria to be individually reported or aggregated with another reportable segment.
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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the company’s 6.6 million acres of timberlands are approximately 775,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 775,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The company has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 225,000 acres, the company may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

PLUM CREEK 2014 FORM 10-K | 110

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from the Manufacturing Segment by product line were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Lumber	$109	$95	$78
Plywood	87	92	91
MDF	172	175	155
Total	$368	$362	$324

Energy and Natural Resources Segment. The Energy and Natural Resources Segment consists primarily of the net earnings derived from the company's non-timber natural resources. The Segment includes overriding royalties in connection with the company's ownership of aggregate mineral rights. The overriding royalties are earned as the underlying aggregates are sold. These mineral rights exist at four quarries in South Carolina and four quarries in Georgia, all of which are operated by Vulcan Materials Company. The Segment also includes royalties from third-party lessees associated with the extraction of oil, natural gas, aggregates and other minerals, and wind leases from the lands the company owns. Additionally, the Energy and Natural Resources Segment includes revenues the company earns in connection with granting oil and gas exploration rights and communication and transportation rights of way. Some of the Energy and Natural Resources Segment’s activities are conducted through the company's wholly-owned taxable REIT subsidiaries.

Other Segment. The Other Segment includes revenues and expenses associated with our new business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with the company's investment in MWV-Charleston Land Partners, LLC (see Note 18 of the Notes to Consolidated Financial Statements) are reported in the Other Segment. These activities are conducted through our wholly-owned taxable REIT subsidiaries. There were no similar activities in 2013 or 2012.

PLUM CREEK 2014 FORM 10-K | 111

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufacturing(C)	Energy and Natural Resources(D)	Other(E)	Total(F)

2014
External Revenues	$236	$531	$289	$368	$34	$18	$1,476
Intersegment Revenues	28	—	—	—	—	—	28
Export Revenues	10	9	—	28	—	—	47
Depreciation, Depletion and Amortization	28	82	1	14	8	—	133
Basis of Real Estate Sold	—	—	129	—	—	—	129
Other Operating Gain	—	—	—	11	2	—	13
Equity Earnings	—	—	—	—	—	3	3
Operating Income	44	137	133	49	25	2	390

2013
External Revenues	$234	$435	$286	$362	$23	$—	$1,340
Intersegment Revenues	26	—	—	—	—	—	26
Export Revenues	15	6	—	29	—	—	50
Depreciation, Depletion and Amortization	30	65	1	16	3	—	115
Basis of Real Estate Sold	—	—	91	—	—	—	91
Other Operating Gain	—	—	—	—	1	—	1
Equity Earnings	—	—	—	—	—	—	—
Operating Income	32	108	169	43	19	—	371

2012
External Revenues	$224	$417	$352	$324	$22	$—	$1,339
Intersegment Revenues	22	—	—	—	—	—	22
Export Revenues	19	2	—	32	—	—	53
Depreciation, Depletion and Amortization	26	67	1	15	1	—	110
Basis of Real Estate Sold	—	—	138	—	—	—	138
Other Operating Gain	—	—	—	—	—	—	—
Equity Earnings	—	—	—	—	—	—	—
Operating Income	20	90	187	29	19	—	345

(A)
During 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

(B)
The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $7 million in 2014, $4 million in 2013 and less than $1 million in 2012. The transaction related to the 2014 impairment loss closed in December 2014 (see Note 5 of the Notes to Consolidated Financial Statements). Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

PLUM CREEK 2014 FORM 10-K | 112

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(C)
During 2014, the company experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2014, the company also recorded a $13 million gain related to insurance recoveries. Insurance recoveries were $10 million for the costs incurred during 2014 to rebuild or replace the damaged building and equipment and $3 million for business interruption costs. Substantially all of the costs incurred to rebuild or replace the damaged building and equipment were capitalized during 2014. Both the building and equipment loss and the insurance recoveries are reported in Other Operating Gain for the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(D)
During 2014, the company agreed to terminate a land lease for consideration of $2 million from the lessor. The land lease had been accounted for as an operating lease. The $2 million consideration was primarily for the release of mineral rights. During 2013, the company sold certain mineral reserves for a gain of $1 million. These gains are reported as Other Operating Gain in our Energy and Natural Resources Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(E)	For segment reporting, Equity Earnings from Real Estate Development Ventures of $3 million for 2014 is included in Operating Income (Loss) for the Other Segment.

(F)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $3 million, $4 million, and $4 million for 2014, 2013 and 2012, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2014	2013	2012
Total Segment Operating Income	$390	$371	$345
Corporate and Other Unallocated Expenses	(67)	(73)	(65)
Other Unallocated Operating Income (Expense), net	2	(3)	1
Equity Earnings from Timberland Venture	63	63	59
Total Interest Expense, net	(166)	(141)	(140)
Loss on Extinguishment of Debt	—	(4)	—
Income before Income Taxes	$222	$213	$200

NOTE 22. SUBSEQUENT EVENTS

Quarterly Dividend. On February 4, 2015, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $77 million, which will be paid on February 27, 2015 to stockholders of record on February 13, 2015.

PLUM CREEK 2014 FORM 10-K | 113

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except per Share Amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (C)
2014
Revenues	$317	$356	$375	$428
Gross Profit	85	109	109	119
Operating Income (A)	57	82	91	92
Net Income	30	55	61	68
Net Income per Share—Basic (B)	$0.17	$0.31	$0.34	$0.39
Net Income per Share—Diluted (B)	$0.17	$0.31	$0.34	$0.39
2013
Revenues	$340	$303	$366	$331
Gross Profit	110	90	122	98
Operating Income	78	62	91	64
Net Income	56	46	72	40
Net Income per Share—Basic (B)	$0.35	$0.28	$0.44	$0.24
Net Income per Share—Diluted (B)	$0.35	$0.28	$0.44	$0.24

(A)
During the second quarter of 2014, the company experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2014, the company also recorded a $13 million gain related to insurance recoveries, of which $4 million, $5 million and $4 million was recorded in the second, third, and fourth quarters of 2014, respectively. Both the building and equipment loss and the insurance recoveries are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 21 of the Notes to Consolidated Financial Statements.

(B)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

(C)
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

PLUM CREEK 2014 FORM 10-K | 114

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “1992 framework” and our report dated February 26, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 26, 2015

PLUM CREEK 2014 FORM 10-K | 115

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “1992 framework” (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Plum Creek Timber Company, Inc., and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 26, 2015

PLUM CREEK 2014 FORM 10-K | 116

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in November of 2014 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2014, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions)	2014	2013	2012
REVENUES:
Timber	$767	$669	$641
Real Estate	289	286	352
Manufacturing	368	362	324
Energy and Natural Resources	34	23	22
Other	18	—	—
Total Revenues	1,476	1,340	1,339

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	555	495	498
Real Estate	151	110	157
Manufacturing	322	310	286
Energy and Natural Resources	10	5	2
Other	16	—	—
Total Cost of Goods Sold	1,054	920	943
Selling, General and Administrative	115	123	116
Total Costs and Expenses	1,169	1,043	1,059

Other Operating Income (Expense), net	15	(2)	1

Operating Income	322	295	281

Earnings from Unconsolidated Entities	66	63	59

Interest Expense, net	108	83	82

Loss on Extinguishment of Debt	—	(4)	—

Income before Income Taxes	280	271	258

Provision (Benefit) for Income Taxes	8	(1)	(3)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	272	272	261

Net Income Allocable to Series T-1 Preferred Interest	(58)	(58)	(58)

Net Income Available to Common Interest Partners	$214	$214	$203

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$63	$63	$59
Equity Earnings from Real Estate Development Ventures	3	—	—
Earnings from Unconsolidated Entities	$66	$63	$59

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 117

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2014	2013	2012
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$272	$272	$261

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(34)	25	(2)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	2	5	4
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	1	5	2
Less: Reclassification for Gains (Losses) Recognized in Net Income	—	—	—
Derivative Instruments:
Gain (Loss) on Cash Flow Hedge	—	5	—
Less: Amortization of Gain Reclassified to Interest Expense	—	—	—

Other Comprehensive Income (Loss) Before Tax	(31)	40	4

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	(7)	7	1

Other Comprehensive Income (Loss) After Tax	(24)	33	3

Comprehensive Income	$248	$305	$264

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 118

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS

(In Millions)	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$92	$433
Accounts Receivable	38	29
Inventories	61	55
Deferred Tax Asset	6	9
Assets Held for Sale	98	92
Other Current Assets	15	15
	310	633

Timber and Timberlands, net	4,009	4,180
Minerals and Mineral Rights, net	289	298
Property, Plant and Equipment, net	120	118
Equity Investment in Timberland Venture	217	211
Equity Investment in Real Estate Development Ventures	126	139
Deferred Tax Asset	23	17
Investment in Grantor Trusts ($48 and $45 at Fair Value in 2014 and 2013)	49	46
Other Assets	45	54
Total Assets	$5,188	$5,696

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$—
Line of Credit	95	467
Accounts Payable	27	24
Interest Payable	15	15
Wages Payable	31	29
Taxes Payable	10	10
Deferred Revenue	23	26
Other Current Liabilities	10	10
	650	581

Long-Term Debt	1,976	2,414
Other Liabilities	101	79
Total Liabilities	2,727	3,074

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,671	1,832
Total Partnership Capital	2,461	2,622
Total Liabilities and Partnership Capital	$5,188	$5,696

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 119

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

(In Millions)	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2012	$790	$1,298	$(35)	$2,053
Net Income before Allocation to Series T-1 Preferred Interest and Partners		261		261
Other Comprehensive Income			3	3
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(255)		(255)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		9		9
December 31, 2012	$790	$1,255	$(32)	$2,013
Net Income before Allocation to Series T-1 Preferred Interest and Partners		272		272
Other Comprehensive Income			33	33
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(255)		(255)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		617		617
December 31, 2013	$790	$1,831	$1	$2,622
Net Income before Allocation to Series T-1 Preferred Interest and Partners		272		272
Other Comprehensive Income			(24)	(24)
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(361)		(361)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		10		10
December 31, 2014	$790	$1,694	$(23)	$2,461

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 120

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$272	272	$261
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014 and $4 Loss Related to Forest Fires in 2013)	138	119	114
Basis of Real Estate Sold	129	91	138
Earnings from Unconsolidated Entities	(66)	(63)	(59)
Distributions from Timberland Venture	57	56	56
Distributions from Real Estate Development Ventures	2	—	—
Deferred Income Taxes	4	(3)	(3)
Loss on Extinguishment of Debt	—	4	—
Timber Deed Acquired	—	(18)	(98)
Pension Plan Contributions	(9)	—	(20)
Working Capital Changes	(11)	(17)	15
Other	(1)	21	7
Net Cash Provided By (Used In) Operating Activities	515	462	411

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $12 MDF Replacement Capital in 2014)	(89)	(71)	(72)
Timberlands Acquired	—	(81)	(18)
Minerals and Mineral Rights Acquired	—	(156)	(76)
Contributions to Real Estate Development Ventures	(9)	—	—
Distributions from Real Estate Development Ventures	23	—	—
Insurance Recoveries (Property Damage)	10	—	—
Payment for Acquisition of MeadWestvaco ("MWV") Timberland Assets, net	—	(221)	—
Purchases of Marketable Securities	(1)	—	—
Other	1	—	(1)
Net Cash Provided By (Used In) Investing Activities	(65)	(529)	(167)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(361)	(255)	(255)
Cash Distributions for Series T-1 Preferred Interest	(58)	(58)	(58)
Borrowings on Line of Credit	1,307	1,771	1,843
Repayments on Line of Credit	(1,679)	(1,408)	(2,087)
Proceeds from Issuance of Long-Term Debt	—	—	773
Debt Issuance Costs	—	(1)	(5)
Principal Payments and Retirement of Long-Term Debt	—	(513)	(353)
Capital Contributions from Parent	—	607	—
Other	—	1	—
Net Cash Provided By (Used In) Financing Activities	(791)	144	(142)

Increase (Decrease) In Cash and Cash Equivalents	(341)	77	102
Cash and Cash Equivalents:
Beginning of Period	433	356	254

End of Period	$92	$433	$356

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$109	$84	$79
Income Taxes - Net	$5	$(1)	$—

Non-Cash Investing and Financing Activities:
Issuance of Note Payable to MWV as Consideration for Timberland Assets Acquired	$—	$860	$—

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2014 FORM 10-K | 121

Table of Contents	PART II / ITEM 8

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

At December 31, 2014, the Operating Partnership owned and managed approximately 6.6 million acres of timberlands in the Northwest, Southern and Northeast United States, and owned seven wood product conversion facilities in the Northwest United States. Included in the 6.6 million acres are approximately 775,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Customer Concentrations. Annual revenues from the Operating Partnership’s largest customer accounted for 7% of total annual revenues in 2014, 2013, and 2012. If market conditions for wood products were to deteriorate, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

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

Revenue Recognition.

Resources Revenue. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The Operating Partnership sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold using pay-as-cut or, less frequently, using timber deed sale agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract. Under a timber deed sale, the buyer agrees to purchase and harvest specified timber on a tract of land over the term of the contract (usually 18 months or less). Unlike a pay-as-cut sales contract, risk of loss and title to the trees

PLUM CREEK 2014 FORM 10-K | 122

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

transfer to the buyer when the contract is signed. The buyer also pays the full purchase price when the contract is signed. Revenue from a timber deed sale is recognized when the contract is signed.

Manufacturing Revenue. Revenues generated from the sale of lumber, plywood, medium density fiberboard (“MDF”) and related by-products (primarily wood chips), and amounts billed for shipping and handling, are recognized at the time of delivery.

Real Estate Revenue. Revenue from the sale of real estate is recognized when the sale has been consummated, the buyer’s initial and ongoing payments are adequate, the risks and rewards of owning the property have transferred to the buyer, and the Operating Partnership has no continuing involvement with the property. For all of our real estate sales, the Operating Partnership receives the entire consideration in cash at closing. Also at closing, the risks and rewards of ownership transfer to the buyer and the Operating Partnership does not have a continuing involvement in our properties after they are sold. Therefore, real estate revenue is recognized at closing.

Revenue from real estate development projects is generally recognized under the full accrual method of accounting because sales generally do not commence until the project is completed. Broker commissions and closing costs of our Real Estate Segment are included in Cost of Goods Sold.

The Operating Partnership will occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, once title and risk of loss have transferred to the buyer for individual properties, the properties sold cannot be returned for a refund. However, deposits for future closings under multi-period contracts may be refunded under certain circumstances. The Operating Partnership treats each closing under a multi-period arrangement as a separate sale. Revenue in connection with a multi-period contract is generally recognized at closing equal to the lesser of the non-refundable consideration received or an allocation of total consideration based on fair value.

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

Energy and Natural Resources Revenue. Overriding royalties earned in connection with aggregate mineral rights are recognized as revenue when the underlying aggregates are sold and the Operating Partnership is entitled to its share of the gross selling price. Additionally, royalties from aggregates leases and oil and gas leases are recognized as revenue when the underlying minerals are sold and the Operating Partnership is entitled to its share of the gross selling price. Generally, the mineral owners and lessees make payments to the Operating Partnership based on a percentage of the gross sales price of the minerals they sell. For overriding royalty and lease agreements with varying royalty percentages, revenue recognition is based on the relative-selling-price method, which may result in the deferral of revenue to future periods.

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

PLUM CREEK 2014 FORM 10-K | 123

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Cash and Cash Equivalents. All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents. Substantially all of the cash and cash equivalents are invested in money market funds.

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million at both December 31, 2014 and December 31, 2013. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

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

Costs attributable to timber harvested, or depletion, are charged against income as trees are harvested. Depletion rates are determined annually based on the relationship between net carrying value of the timber plus certain capitalizable silviculture costs expected to be incurred over the harvest cycle and total timber volume estimated to be harvested over the harvest cycle. The depletion rate does not include an estimate for either future reforestation costs associated with a stand’s final harvest or future volume in connection with the replanting of a stand subsequent to its final harvest. Net carrying value of the timber and timberlands is used to compute the gain or loss in connection with timberland sales.

Minerals and Mineral Rights. Minerals and mineral rights are stated at cost less accumulated depletion. The Operating Partnership capitalizes the cost of obtaining minerals and mineral rights. The cost of minerals (primarily

PLUM CREEK 2014 FORM 10-K | 124

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

coal assets) are charged against income (depletion expense) using the units-of-production method, based on estimated recoverable reserves.
The costs of mineral rights are charged against income (depletion expense) as the Operating Partnership recognizes royalty income from the sale of the products extracted from the quarries. Depletion rates are determined annually based on the relationship between the net carrying value of the mineral rights over the estimated remaining tons of mineral reserves.
The Operating Partnership evaluates its minerals and mineral rights for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The Operating Partnership considers each of its mineral rights and coal assets to be a separate asset group based on identifiable cash flows.

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 6.6 million acres of timberlands are approximately 775,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 775,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate development project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The Operating Partnership will capitalize improvements and other development costs, including interest costs and property taxes, during the development period. General real estate development costs not related to a specific project and costs incurred before management has concluded that it is probable that a project will be successful (e.g. investigatory costs) are expensed as incurred. For real estate development projects with multiple parcels, the Operating Partnership determines the cost of the individual lots sold by allocating the historical cost of the land, timber, development and common construction costs on a relative sales value.

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $12 million and $13 million at December 31, 2014 and 2013, respectively. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

The Operating Partnership also incurs development costs on some timberlands that are currently still managed for timber operations. These consist of larger and more complicated projects needing more invested capital. These projects have a longer timeframe and are not expected to be sold or developed in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands were $37 million and $36 million at December 31, 2014 and December 31, 2013, respectively, and are included in Timber and Timberlands.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $98 million at December 31, 2014 and $92 million at December 31, 2013. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

The Operating Partnership evaluates its real estate development projects for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The Operating Partnership considers each of its real estate development projects to be a separate asset group based on identifiable cash flows.

PLUM CREEK 2014 FORM 10-K | 125

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accounting for Equity Method Investments. In 2013, the Operating Partnership and MeadWestvaco Corporation ("MWV") formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the Operating Partnership made a capital contribution, in cash, of $152 million and MWV contributed real estate development properties. The Operating Partnership accounts for this interest under the equity method of accounting. Earnings are recognized as Earnings from Unconsolidated Entities in the Consolidated Statements of Income. See Note 16 of the Notes to Consolidated Financial Statements.

In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for a $705 million preferred interest and a $78 million common interest. The Operating Partnership accounts for these interests under the equity method of accounting. Earnings are recognized as Earnings from Unconsolidated Entities in our Consolidated Statements of Income. See Note 16 of the Notes to Consolidated Financial Statements.

Property, Plant and Equipment. Property, plant and equipment are recorded at cost. Replacements of major units of property are capitalized, and the replaced units are retired. Replacement of minor components of property and repair and maintenance costs are charged to expense as incurred.

The Operating Partnership evaluates its property, plant and equipment for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The Operating Partnership considers each of its manufacturing facilities to be a separate asset group based on identifiable cash flows.

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $21 million, $24 million, and $22 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Accounting for Share-Based Compensation. All share-based payments to employees are recognized in the income statement based on their fair values. The Operating Partnership uses the grant date fair values (the closing market price for Plum Creek’s common stock) to value Plum Creek stock awards of restricted stock units and common stock. Plum Creek also grants share-based awards that are classified and accounted for as liabilities. These awards are valued using a Monte Carlo simulation.

PLUM CREEK 2014 FORM 10-K | 126

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Operating Income (Expense), net. The Operating Partnership will recognize gains and losses from miscellaneous asset sales, insurance recoveries, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 19 of the Notes to Consolidated Financial Statements. Other Operating Income (Expense), net consists of the following for the years ended December 31 (in millions):

	2014	2013	2012
Realized Gains from Grantor Trust Investments	$2	$1	$1
Gain on Insurance Settlements	13	1	—
MDF Fire Impairment Loss	(2)	—	—
Loss on Early Termination of an Equipment Lease	—	(5)	—
Other	2	1	—
Total Other Operating Income (Expense), net	$15	$(2)	$1

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2014 presentation. The reclassifications had no impact on operating income or net income.

New Accounting Pronouncements. There were no new accounting standards adopted by the Operating Partnership during 2014 that had a material impact on the Operating Partnership's financial condition, results of operations or cash flows.

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

MWV-Charleston Land Partners, LLC ("MWV-CLP") consisted of 109,000 acres of high-value rural lands and development-quality lands near Charleston, South Carolina. The Operating Partnership acquired a 50% interest in 87,000 acres of high-value lands (agreed upon value of $279 million) for which MWV-CLP will pursue an entitlement and development strategy over the next several years. In addition, the Operating Partnership acquired a 5% interest in approximately 22,000 acres of residential, commercial and industrial properties (agreed upon value of $252 million) that are actively being developed in the same market. During 2014, the Operating Partnership's ownership interest in the 22,000 acres of residential, commercial and industrial properties decreased from 5% to 4% due to capital calls by MWV-CLP for which the Operating Partnership declined to participate. An affiliate of MWV has been hired to manage the operations of MWV-CLP.

PLUM CREEK 2014 FORM 10-K | 127

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The acquisition of the MWV timberlands and related assets complements the Operating Partnership's existing ownership in the Southern U.S. and increased the Operating Partnership's annual timber harvest volumes by over 2 million tons during 2014. The timberlands, which have a long history of excellent forest management, are commingled with the Operating Partnership's existing timberlands and are located in attractive markets where the Operating Partnership would like to further expand its presence. Additionally, all of the timberlands acquired are certified under the SFISM program. The equity investment in MWV-CLP expands the Operating Partnership's portfolio of high-value rural timberlands, an asset for which the Operating Partnership has experience maximizing values.

The Operating Partnership has accounted for the acquisition as a purchase business combination. Under the purchase method, the assets acquired from MWV, along with the Operating Partnership's equity investment in MWV-CLP, were recorded as of the Acquisition Date at their respective fair values. The Operating Partnership's investment in MWV-CLP is accounted for under the equity method of accounting. See Note 16 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2014 FORM 10-K | 128

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Actual and Pro Forma Impact of the Acquisition. The amount of revenue and net income included in the Operating Partnership's Consolidated Statements of Income from the Acquisition Date to December 31, 2013 are as follows (in millions):

Revenue	$3
Net Income	$—

The unaudited pro forma results presented below include the effects of the acquisition, including the share issuance, capital contribution from Plum Creek, and debt repayments discussed above, as if it had been consummated as of January 1, 2012. In addition to the historical revenues and expenses of the acquisition, the pro forma results include adjustments to conform the acquisition's timber depletion to the Operating Partnership's accounting method. Pro forma adjustments have been made for interest expense, including the note payable to finance the acquisition and the debt repaid following the capital contribution from Plum Creek. Pro forma adjustments include the elimination of substantially all of the historical income tax expense due primarily to Plum Creek's status as a REIT. Finally, pro forma adjustments have been made for mineral depletion and logging road depreciation, and for the equity earnings / (losses) that would have resulted from the Operating Partnership's equity method investment in MWV-CLP. No pro forma adjustments were made for timberland sales by MWV since the acres sold were not acquired by the Operating Partnership and were not included in the purchase price allocation. As a result, pro forma results for 2012 include revenue of $99 million and related cost of sales of $18 million from the sale of approximately 49,000 acres, and for 2013, pro forma results include revenue of $87 million and related cost of sales of $12 million from the sale of approximately 41,000 acres by MWV. The operating margin for future timberland sales from the acquisition is expected to be substantially lower than MWV's historical operating margin as a result of allocating a portion of the purchase price to timber and timberlands. The unaudited pro forma financial information has been prepared for comparative purposes only and is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2012.

	2013	2012
Pro Forma Revenue	$1,491	$1,513
Pro Forma Net Income	$253	$238

NOTE 3. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Raw Materials (primarily logs)	$12	$9
Work-In-Process	3	2
Finished Goods	31	30
	46	41
Supplies	15	14
Total	$61	$55

PLUM CREEK 2014 FORM 10-K | 129

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Timber and Logging Roads, net	$2,518	$2,630
Timber Deeds, net	83	95
Timberlands	1,408	1,455
Timber and Timberlands, net	$4,009	$4,180

Timber and Timberlands. During 2014, the Operating Partnership disposed of approximately 184,000 acres, of which 136,000 acres were located in the Northern Resources Segment and 48,000 acres were located in the Southern Resources Segment.

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

Timber Deeds. The Operating Partnership owns two timber deeds in the Southern Resources Segment, both of which expire in 2020. The volume acquired under these timber deeds, along with future growth, is being harvested over the term of the deeds. The Operating Partnership reflects the purchase price of timber deeds in the Consolidated Statements of Cash Flows as outflows under Cash Provided by Operating Activities.

In March 2013, the Operating Partnership purchased a timber deed for $18 million, which encompassed approximately 0.9 million tons of standing timber. In January 2012, the Operating Partnership purchased a timber deed for $103 million, of which $5 million was paid as a deposit in December 2011. The timber deed consisted of approximately 4.7 million tons of standing timber.

Impairments. The Operating Partnership’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2014, the book basis of real estate held for sale was $98 million and was $92 million as of December 31, 2013. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

PLUM CREEK 2014 FORM 10-K | 130

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2014 (A)	2013	2012
Impairment Losses	$7	$4	$—
Book Basis of Property	$46	$37	$4

(A)    During the fourth quarter of 2014, Plum Creek's Board of Directors approved the sale of approximately 165,000 acres of timberlands in Montana and Washington with a book basis of $122 million to The Nature Conservancy for $131 million. The sale closed in two phases - the first phase, which consisted of approximately 48,000 acres in Washington, closed in December 2014, and the second phase, which consisted of approximately 117,000 acres in Montana, closed in January 2015. Although the overall transaction resulted in a gain, the Operating Partnership recognized an impairment loss of $7 million during 2014 in connection with the Washington portion of the sale. The book basis of the Montana portion of the sale is recorded as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2014.

The fair values of the impaired assets were primarily determined based on external appraisals and an offer received from a third party. See Note 10 of the Notes to Consolidated Financial Statements.

Multiple-Element Arrangements. As stated above, during the fourth quarter of 2014, our Board of Directors approved the sale of approximately 165,000 acres in Montana and Washington to The Nature Conservancy for a total sales price of $131 million. This sale closed in two phases with the sale of the Washington properties closing during the fourth quarter of 2014 and the sale of the Montana properties closing in January 2015. The total sales price of $131 million was allocated among the Montana and Washington properties based on an external appraisal.

NOTE 5. MINERALS AND MINERAL RIGHTS

Minerals and Mineral Rights consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Minerals, net	$55	$60
Mineral Rights, net	$234	$238
Minerals and Mineral Rights, net	$289	$298

Minerals. In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013 (see Note 2 of the Notes to Consolidated Financial Statements), the Operating Partnership acquired certain proven and probable coal reserves along with related surface lease intangibles (see below). The coal reserves had an estimated acquisition date fair value of $50 million, and the surface leases had an estimated acquisition date fair value of $7 million. Depletion expense associated with the minerals owned by the Operating Partnership was approximately $1 million for each of the years ended December 31, 2014 and 2013.

PLUM CREEK 2014 FORM 10-K | 131

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mineral Rights. Acquired Mineral Rights and surface lease intangibles, all of which are finite-lived, consisted of the following (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral Rights - South Carolina(A)	$76	$(2)	$74	$76	$—	$76
Mineral Rights - Georgia(B)	156	(5)	151	156	(1)	155
Surface Leases(C)	10	(1)	9	7	—	7
Total Mineral Rights	$242	$(8)	$234	$239	$(1)	$238

(A)
Relates to mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina in which the Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from the quarries. Our mineral rights expire in 2052.

(B)
In September 2013, the Operating Partnership acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. The Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire in 2051.

(C)
In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013, the Operating Partnership acquired certain proven and probable coal reserves (see above) along with the related surface leases. These surface lease intangibles had an estimated acquisition date fair value of $7 million and are being amortized over ten years. The value of the surface leases is included in Mineral Rights, net.

During 2014, upon finalization of the valuation, the Operating Partnership adjusted its purchase price allocation and reclassified $3 million from the acquired coal reserves to the surface leases. This reclassification was within Minerals and Mineral Rights, net on the Consolidated Balance Sheets. See Note 2 of the Notes to Consolidated Financial Statements.

The Operating Partnership's overriding royalty percentage associated with the 255 million tons of aggregate reserves and 144 million tons of aggregate reserves declines after five years and declines further after ten years. The Operating Partnership treats each year under the royalty arrangement as a separate unit of account. Based on projected sales volume over the term of the arrangement, the Operating Partnership estimates a weighted-average overriding royalty percentage. The Operating Partnership recognizes revenue based on the weighted-average overriding royalty percentage and records deferred revenue for overriding royalties received in excess of the weighted-average percentage.

PLUM CREEK 2014 FORM 10-K | 132

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depletion and amortization expense associated with the above acquired mineral rights and surface lease intangibles was $6 million and $1 million for the years ending December 31, 2014 and 2013, respectively. The following summarizes the estimated future depletion and amortization expense related to acquired intangibles held at December 31, 2014 (in millions):

Year	Depletion and Amortization Expense
2015	$7
2016	7
2017	7
2018	7
2019	7
Thereafter	199
Total	$234

NOTE 6. INTANGIBLE ASSETS

Intangible Assets, all of which are finite-lived, consisted of the following (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Wind Power Leases	$10	$(1)	$9	$10	$—	$10
Fiber Supply Agreement	5	—	5	5	—	5
Total	$15	$(1)	$14	$15	$—	$15

Wind Power Leases. In connection with the timberland acquisition from MeadWestvaco Corporation on December 6, 2013 (see Note 2 of the Notes to Consolidated Financial Statements), the Operating Partnership acquired certain wind power leases. The wind power leases had an acquisition date fair value of $10 million. The value of the wind power leases is expected to be amortized on a straight-line basis over the twenty year term of the agreements.

Fiber Supply Agreement. Also, in connection with the timberland acquisition from MeadWestvaco Corporation in 2013, the Operating Partnership acquired a fiber supply agreement. The fiber supply agreement had an acquisition date fair value of $5 million. The value of the fiber supply agreement is expected to be amortized on a straight-line basis over the ten year term of the agreement.

PLUM CREEK 2014 FORM 10-K | 133

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization expense associated with the above intangible assets was $1 million and $0 for the years ending December 31, 2014 and 2013, respectively. The following summarizes the estimated future amortization expense related to intangible assets held at December 31, 2014 (in millions):

Year	Amortization Expense
2015	$1
2016	1
2017	1
2018	1
2019	1
Thereafter	9
Total	$14

See also Note 5 of the Notes to Consolidated Financial Statements.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Land, Buildings and Improvements	$97	$91
Machinery and Equipment	331	323
	428	414
Accumulated Depreciation	(308)	(296)
Property, Plant and Equipment, net	$120	$118

NOTE 8. INCOME TAXES

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% (directly and indirectly) to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The book basis of Plum Creek’s assets and liabilities exceeds its tax basis by approximately $1.8 billion at December 31, 2014.

The Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of the Operating Partnership's higher value timberlands, timber and wood fiber procurement services, coal leases, and the Operating Partnership's investment in real estate development ventures (see Note 16 of the Notes to Consolidated Financial Statements). The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable

PLUM CREEK 2014 FORM 10-K | 134

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT.

The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2014, 2013 and 2012, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2014, and December 31, 2013, the Operating Partnership had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2014	2013	2012
Current Income Taxes:
Federal	$3	$—	$—
State	1	—	—
Deferred Income Taxes:
Federal	4	(1)	(3)
State	(2)	—	—
Benefit from Operating Loss Carryforward	—	(1)	(1)
Change to Valuation Allowance	2	1	1
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$8	$(1)	$(3)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2014	2013	2012
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$78	$75	$70
REIT Income not Subject to Federal Tax	(58)	(69)	(66)
Change to Valuation Allowance	2	1	1
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(1)	(1)
Permanent Book-Tax Differences	(13)	(7)	(7)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$8	$(1)	$(3)

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.
Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2014	2013	2012
Income from Continuing Operations	$8	$(1)	$(3)
Other Comprehensive Income	(7)	7	1
Additional Paid-In Capital (Share-Based Compensation)	—	(1)	—
Total Income Tax Provision (Benefit)	$1	$5	$(2)

PLUM CREEK 2014 FORM 10-K | 135

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2014	2013
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$12	$13
Accrued Compensation	8	9
Accrued Pension Benefits	16	9
Timber and Timberlands	15	13
Accrued Workers' Compensation Benefits	3	4
Other Accruals and Reserves	6	7
Valuation Allowance	(12)	(10)
	48	45
Deferred Income Tax Liabilities:
Machinery and Equipment	(19)	(19)
	(19)	(19)
Deferred Income Tax Asset, net	$29	$26

The Operating Partnership has state net operating loss carryforwards for its taxable REIT subsidiaries of $261 million at December 31, 2014, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the Operating Partnership files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The Operating Partnership's total state net operating loss carryforward deferred income tax asset is $12 million at December 31, 2014. The state net operating loss carryfowards will begin to expire in 2015.

At December 31, 2014, the Operating Partnership had a valuation allowance of $12 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Operating Partnership has recorded gross deferred tax assets of $65 million (net of a $12 million valuation allowance) and $61 million (net of a $10 million valuation allowance) as of December 31, 2014 and December 31, 2013, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2014	2013
Current Deferred Income Tax Asset	$6	$9
Non Current Deferred Income Tax Asset	23	17
Deferred Income Tax Asset, net	$29	$26

PLUM CREEK 2014 FORM 10-K | 136

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2014 and December 31, 2013, Plum Creek did not have any liabilities for unrecognized tax benefits. Except as described below, we believe the statute of limitations for tax assessments has expired for all tax years prior to 2010. Plum Creek continues to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

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

NOTE 9. BORROWINGS

Outstanding borrowings of the Operating Partnership, all of which are unsecured, consist of the following (in millions):

	December 31, 2014	December 31, 2013
Line of Credit maturing 2019, 1.34% at 12/31/14, based on LIBOR plus 1.25%	$95	$467
Term Credit Agreement due 2019, 1.67% at 12/31/14, based on LIBOR plus 1.50%.	225	225
Senior Notes due 2015, 5.875% less unamortized discount of $0.8 at 12/31/14, effective rate of 6.11%	439	438
Senior Notes due 2021, 4.70% less unamortized discount of $0.2 at 12/31/14, effective rate of 4.71%	568	568
Senior Notes due 2023, 3.25% less unamortized discount of $2.2 at 12/31/14, effective rate of 3.34%	323	323
Installment Note Payable due 2023, 5.207%	860	860
Total Long-Term Debt	2,510	2,881
Less: Current Portion of Long-Term Debt	439	—
Less: Line of Credit	95	467
Long-Term Portion	$1,976	$2,414

PLUM CREEK 2014 FORM 10-K | 137

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Line of Credit. The Operating Partnership has a $700 million revolving line of credit agreement that matures on January 15, 2019. The weighted-average interest rate for the borrowings on the line of credit was 1.34% and 1.37% as of December 31, 2014 and December 31, 2013, respectively. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $700 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2014, we had $95 million of borrowings and $2 million of standby letters of credit outstanding; $603 million remained available for borrowing under our line of credit. As of January 2, 2015, all of the borrowings under our line of credit were repaid. The line of credit has been classified as a current liability in our Consolidated Balance Sheet as of December 31, 2014 because the Operating Partnership used its cash as of December 31, 2014 to repay the amount outstanding.

Term Credit Agreement. The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.67% and 1.66% as of December 31, 2014 and 2013, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2014 and 2013. See "Patronage" below. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. The Operating Partnership has outstanding Senior Notes with various maturities and fixed interest rates. During 2013, the Operating Partnership repaid all of its privately placed borrowings with various lenders ("Private Debt"). See "Debt Principal Payments" below for a discussion of these repayments.

As of December 31, 2014, the Operating Partnership had publicly issued and outstanding approximately $1.3 billion aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $114 million at December 31, 2014 and $117 million at December 31, 2013.

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

Installment Note Payable. The Operating Partnership has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM") which was issued in connection with the acquisition of certain timberland assets (see Note 2 of the Notes to Consolidated Financial Statements). Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the Operating Partnership's effective net interest rate on the installment note was approximately 4.5% as of both December 31, 2014 and December 31, 2013. See "Patronage" below.

During the ten-year term of the note, interest is paid semi-annually with the principal due upon maturity. The installment note matures on December 6, 2023, but may be extended at the request of the holder if the Operating Partnership at the time of the request intends to refinance all or a portion of the installment note for a term of five years or more. The

PLUM CREEK 2014 FORM 10-K | 138

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

installment note is generally not redeemable prior to maturity except in certain limited circumstances and could be subject to a premium on redemption. The installment note is subject to covenants similar to those of our revolving line of credit and term credit agreement.

Patronage. The Operating Partnership receives patronage refunds under the term credit agreement and the installment note payable. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. The Operating Partnership earned approximately $8 million of patronage during 2014. The Operating Partnership earned approximately $3 million of patronage during 2013. Patronage refunds are recorded as a reduction to interest expense in the year earned.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2014	2013
Public Debt	$—	$24
Private Debt	—	260
Term Credit Agreement	—	225
Total	$—	$509

During 2013, the Operating Partnership prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2014 (in millions):

Maturity	Debt Agreements
2015	$439
2016	—
2017	—
2018	—
2019	320
Thereafter	1,754
Total	$2,513

Debt Covenants. The Operating Partnership's debt agreements contain various restrictive covenants, including requiring that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership’s term loan, revolving line of credit and installment note payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. The Operating Partnership was in compliance with all of its borrowing agreement covenants as of December 31, 2014.

PLUM CREEK 2014 FORM 10-K | 139

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

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

	Balance at December 31, 2013	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$428	$428
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$473	$473

(A)
Consists of several money market funds and is included in the $92 million and $433 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2014 and December 31, 2013. At December 31, 2014, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations for the years ended December 31, 2014 and December 31, 2013. As of December 31, 2014 and 2013, the amortized cost of the available-for-sale securities was approximately $31 million and $28 million, respectively. See Note 11 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2014 FORM 10-K | 140

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014 and 2013. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations for the years ended December 31, 2014 and December 31, 2013.

Other Instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Total Debt	$2,510	$—	$2,624	$—	$2,624

		Fair Value at December 31, 2013
	Carrying Amount at December 31, 2013	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,329	$—	$1,361	$—	$1,361
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	467	—	467	—	467
Installment Note Payable (D)	860	—	845	—	845
Total Debt	$2,881	$—	$2,898	$—	$2,898

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

PLUM CREEK 2014 FORM 10-K | 141

Table of Contents	PART II / ITEM 8

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

	2014	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$46	$46	$(7)
Total			$(7)

	2013	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (B)	$37	$37	$(4)
Total			$(4)

(A)
During 2014, timberlands held for sale with a carrying value totaling $53 million were written down to their fair value (net of estimated selling costs) of $46 million, resulting in a loss of $7 million, which was included in earnings for the year ended December 31, 2014. These timberlands were sold in December 2014. See Note 4 of the Notes to Consolidated Financial Statements. The fair value for the property was based on an external appraisal. The external appraisal was derived using comparable sales.

(B)
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

NOTE 11. PARTNERS' CAPITAL

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

PLUM CREEK 2014 FORM 10-K | 142

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On November 4, 2013, Plum Creek completed an equity offering, resulting in the issuance of 13.9 million additional shares of common stock for net proceeds of $607 million. Following the equity offering, Plum Creek made a $607 million capital contribution to the Operating Partnership. The proceeds from this capital contribution were used by the Operating Partnership to pay the cash portion of the timberland acquisition from MeadWestvaco Corporation and the acquisition related transaction fees, with the balance used to pay down approximately $376 million of the Operating Partnership’s outstanding debt. See Note 2 of the Notes to Consolidated Financial Statements.

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans, unrealized gains and losses on available-for-sale securities and a gain for the effective portion of a derivative transaction designated as a cash flow hedge. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2012
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$261
Unrealized Holding Gains (Losses)	$2	$—	2
Defined Benefit Plans:
Actuarial Gain (Loss)	(2)	—	(2)
Reclassification to Net Income	4	1	3
Total Comprehensive Income			$264
December 31, 2013
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$272
Unrealized Holding Gains (Losses)	$5	$—	5
Defined Benefit Plans:
Actuarial Gain (Loss)	25	6	19
Reclassification to Net Income	5	1	4
Derivative Gain (Loss) on Cash Flow Hedge	5	—	5
Total Comprehensive Income			$305
December 31, 2014
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$272
Unrealized Holding Gains (Losses)	$1	$—	1
Defined Benefit Plans:
Actuarial Gain (Loss)	(34)	(7)	(27)
Reclassification to Net Income	2	—	2
Derivative Instruments:
Amortization of Gain Reclassified to Interest Expense	—	—	—
Total Comprehensive Income			$248

PLUM CREEK 2014 FORM 10-K | 143

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	Net Unrealized Holding Gain (Loss)	Defined Benefit Plan Actuarial Net Loss	Gain on Cash Flow Hedge	Total
December 31, 2012	$8	$(40)	$—	$(32)
Other Comprehensive Income (Loss) before Reclassifications	5	19	5	29
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	4	—	4
December 31, 2013	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	(27)	—	(26)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) (A)	—	2	—	2
December 31, 2014	$14	$(42)	$5	$(23)

(A)    Amortization of actuarial gains and losses on the Operating Partnership’s defined benefit pension plans is included in the computation of pension cost. See Note 12 of the Notes to Consolidated Financial Statements.

Cash Flow Hedge. On December 6, 2013, the Operating Partnership issued an $860 million installment note to MWV Community Development and Land Management, LLC ("MWV CDLM") in connection with the acquisition of certain timberland assets (see Notes 2 and 9 of the Notes to Consolidated Financial Statements). To hedge against interest rate risk, the Operating Partnership entered into several forward treasury lock transactions following the announcement of the acquisition on October 28, 2013. These transactions, which were executed prior to issuance of the installment note, are accounted for as cash flow hedges. These transactions settled on December 6, 2013, the date the installment note was issued, and the Operating Partnership received proceeds of $5 million that are reflected in Other Operating Activities on the Consolidated Statements of Cash Flows. The Operating Partnership recorded a gain of $5 million, the effective portion of the hedge, in Other Comprehensive Income. This gain is being amortized as a reduction to interest expense on the installment note over its term of ten years. The Operating Partnership is not a party to any other derivative arrangements.

NOTE 12. EMPLOYEE PENSION AND RETIREMENT PLANS

Pension Plan—General. Plum Creek Timberlands, L.P. sponsors defined benefit pension plans that cover substantially all employees of the Operating Partnership. Most of the Operating Partnership’s salaried and all hourly employees who complete one year of service in which they work at least 1,000 hours are eligible to participate in the plan. Participants vest after three years of service. The cash balance benefits for salaried employees are determined based primarily on certain percentages of compensation, age, years of service and interest accrued based on the 30-year Treasury bond rate. Participants who were employees of the Operating Partnership on September 1, 2000, earn benefits based on the greater of the cash balance formula or a monthly pension benefit that is principally based on the highest monthly average earnings during any consecutive sixty-month out of 120-month period and the number of years of service credit. The benefits to hourly employees are generally based on a fixed amount per year of service.

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

PLUM CREEK 2014 FORM 10-K | 144

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2014	2013
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$178	$181
Service Cost	7	7
Interest Cost	8	8
Actuarial (Gain) Loss	32	(12)
Benefits Paid	(7)	(6)
Benefit Obligation at End of Period	$218	$178
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$144	$128
Actual Return on Plan Assets	7	22
Employer Contributions	10	—
Benefits Paid	(7)	(6)
Fair Value of Plan Assets at End of Period	154	144
Funded Status—December 31	$(64)	$(34)
Amounts Recognized in the Consolidated Balance Sheet
Other Assets	$—	$10
Other Current Liabilities	(5)	(5)
Other Liabilities	(59)	(39)
Total	$(64)	$(34)

Note: The Benefit Obligation reflects both the qualified and non-qualified plans while the Plan Assets reflects only the qualified plan. The actuarial loss reflected in the change in benefit obligation for 2014 is due primarily to a change in the interest rate assumptions (decreased discount rates) for measuring our pension liabilities as of December 31, 2014, and to a lesser extent, a change in our mortality assumptions (plan participants are living longer). The actuarial gain reflected in the change in benefit obligation for 2013 is due primarily to a change in the interest rate assumptions (increased discount rates) for measuring our pension liabilities as of December 31, 2013.

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2014	2013	2014	2013
Projected Benefit Obligation	$164	$134	$54	$44
Accumulated Benefit Obligation	154	126	45	36
Plan Assets	154	144	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	43	40

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2014, the Operating Partnership contributed $9 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans. During 2013, the Operating Partnership did not make any contributions to the qualified pension plan or to its grantor trust associated with the non-qualified plans. Based on current interest rates and expected

PLUM CREEK 2014 FORM 10-K | 145

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

returns, the Operating Partnership expects 2015 contributions to the qualified pension plan to range between $4 million and $8 million. During 2015, the Operating Partnership expects to contribute between $1 million and $4 million to its grantor trust associated with the non-qualified plans.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2014	2013	2012
Service Cost	$7	$7	$6
Interest Cost	8	8	8
Expected Return on Plan Assets	(9)	(9)	(7)
Recognized Actuarial Loss	2	5	4
Total Pension Cost	$8	$11	$11

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2014	2013	2012
Net Actuarial Loss (Gain)	$34	$(25)	$2
Amortization of Net Actuarial Loss	(2)	(5)	(4)
Total (Gain) Loss Recognized in Other Comprehensive Income	$32	$(30)	$(2)
Combined Pension Cost Recognized in Comprehensive Income	$40	$(19)	$9

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2014	2013
Net Loss	$54	$22
Deferred Tax Benefit	$(13)	$(6)

During 2015, the Operating Partnership expects $4 million of the $54 million net actuarial loss to be included as a component of our total pension cost.

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

	December 31, 2014	December 31, 2013
Discount Rates
Annuity Distributions	4.15%	5.05%
Lump-Sum Distributions	3.04%	3.80%
Rate of Compensation Increase	3.45%	3.45%

PLUM CREEK 2014 FORM 10-K | 146

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2014	2013	2012
Discount Rate	5.05%	4.35%	4.95%
Expected Long-Term Return on Plan Assets	7.25%	7.25%	7.50%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.25% assumption as of January 1, 2014 and as of January 1, 2013.

The market related value of plan assets for the qualified plan is a calculated value that spreads unexpected investment returns over three years. The market-related value of assets held in a grantor trust for the non-qualified plans is fair market value. The market-related values are used to determine the amount of net actuarial loss/gain which is recognized as a component of pension cost. There has been no change in the method for determining the market-related value of assets since the prior valuation.

The benefit obligation and net periodic pension cost are impacted by assumptions for plan participants' life expectancies. In determining the benefit obligation at December 31, 2014, the Operating Partnership updated its mortality assumptions to reflect increased life expectancies. The updated mortality assumptions did not impact the 2014 net periodic pension cost and will not significantly impact future net periodic pension costs.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the Operating Partnership’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2014, target allocations for the various asset classes are as follows:

Large Capitalization Domestic Equities	32%
Small and Mid-Size Capitalization Domestic Equities	7%
International Equities	26%
Fixed Income	35%

The Operating Partnership currently uses actively managed funds and index funds, utilizing seven fund managers, to capture favorable returns in various asset classes and to diversify risk. All asset classes are invested in a diversified portfolio and fund managers are expected to be well diversified with respect to company, industry and economic sectors. Equity investments consist primarily of common stocks, common stock equivalents and preferred stock. Fixed income investments consist primarily of investments in U.S. treasuries, agencies of the U.S. Government, corporations, municipalities, banks, foreign bonds and other financial institutions. Pension assets are analyzed at least quarterly and rebalanced as needed to maintain the target allocations.

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

PLUM CREEK 2014 FORM 10-K | 147

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

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2014 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Funds	$1	$—	$1
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	11
International Equity Securities	40	—	40
Fixed Income Securities	8	—	8
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	34	34
Fixed Income Securities	—	8	8
Limited Partnership Interest invested in:
Fixed Income Securities	—	36	36
Total Investments Measured at Fair Value	$76	$78	$154

The fair values of each major class of plan assets were as follows as of December 31, 2013 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Funds	$—	$—	$—
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	11
International Equity Securities	38	—	38
Fixed Income Securities	40	—	40
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	32	32
Fixed Income Securities	—	7	7
Total Investments Measured at Fair Value	$105	$39	$144

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2014):

•	The fair value of mutual funds is derived from quoted market prices in active markets at the measurement date.

PLUM CREEK 2014 FORM 10-K | 148

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
The fair value of the underlying assets of the collective trust funds and limited partnership interest is determined using the net asset values. The net asset values are based on the fair value of the underlying assets, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The unit price is based primarily on observable market data of the fund’s underlying assets.

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the Operating Partnership to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2015	$17
2016	18
2017	27
2018	15
2019	16
2020 through 2024	78

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2014, 2013 and 2012. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $5 million in 2014 and $4 million in 2013 and 2012.

NOTE 13. SHARE-BASED COMPENSATION PLANS

All of Plum Creek’s activities are conducted through the Operating Partnership, therefore all share-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

Plum Creek Timber Company, Inc. has a stockholder approved Stock Incentive Plan ("the Plan") that provides for the award of shares of Plum Creek stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2014, 0.6 million shares of the 6.1 million reserved shares have been used and, therefore, 5.5 million shares remain available for future grants of common stock awards and restricted stock units or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

PLUM CREEK 2014 FORM 10-K | 149

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and the 85th percentile is based on a sliding scale between 0% and 200% of the face value. A unit has a face value of $100, which equates performance to the 55th percentile.

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

Value management awards activity was as follows for the year ended December 31, 2014:

Units
Nonvested, January 1, 2014	256,133
Granted	145,080
Vested	(123,080)
Forfeited	(6,975)
Nonvested, December 31, 2014	271,158

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2014 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2012 to 2014	120,280	$0.3	$—	$24.1
2013 to 2015	129,203	$2.5	$0.8	$25.8
2014 to 2016	141,955	$6.3	$4.0	$28.4

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2012 to 2014	$3	$0.3	1st Quarter 2015
2011 to 2013	$35	$2.7	1st Quarter 2014
2010 to 2012	$0	$0.0	Not Earned
2009 to 2011	$0	$0.0	Not Earned

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

PLUM CREEK 2014 FORM 10-K | 150

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

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2014, 2013 and 2012 was $42.04, $47.93 and $39.00, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2014:

	Units	Weighted- Average Grant Date Fair Value
Nonvested, January 1, 2014	366,133	$43.35
Granted	228,765	$42.04
Vested	(133,236)	$41.71
Forfeited	(48,090)	$42.12
Nonvested, December 31, 2014	413,572	$43.30

The total fair value of restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was approximately $6 million, $5 million and $4 million, respectively.

Awards of Common Stock. Under the Plan, common stock of Plum Creek Timber Company, Inc. may be awarded to directors, officers and employees of the Operating Partnership. The common stock is granted without restriction or vesting provisions. During 2014, 24,053 shares of Plum Creek common stock were granted/issued. The weighted-average grant date fair value of common stock awards granted for the years ended December 31, 2014, 2013, and 2012 was $42.14, $48.47 and $38.93, respectively. The fair value of common stock awards is based on the closing price of Plum Creek’s common stock on the date of grant. The total fair value of common stock awards that were issued during 2014, 2013 and 2012 was $1 million, $1 million and $0.7 million, respectively.

Stock Options. Under the Plan, non-qualified stock options may be granted to directors, officers and employees of the Operating Partnership. Each stock option granted allows the recipient the right to purchase Plum Creek’s common stock at the fair market value of Plum Creek’s common stock on the date of grant. Generally, the stock options have a ten-year term and vest over a four-year period at a rate of 25% per year. Under the Plan, the exercise price of an option may not be reduced. No stock options have been awarded since 2011.

PLUM CREEK 2014 FORM 10-K | 151

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2014:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding, January 1, 2014	1,928,961	$38.47
Granted	—	—
Exercised/Surrendered	(70,425)	35.54
Cancelled/Forfeited	(12,238)	36.36
Outstanding, December 31, 2014	1,846,298	$38.59	4.0	$8
Vested or Expected to Vest, December 31, 2014	1,846,298	$38.59	4.0	$8
Exercisable, December 31, 2014	1,713,696	$38.37	4.0	$8

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2014	2013	2012
Proceeds from Stock Options Exercised	$3	$37	$18
Intrinsic Value of Stock Options Exercised	$1	$12	$6
Tax Benefit Related to Stock Options Exercised	$—	$2	$1

Accounting for Share-Based Compensation. Share-based employee compensation cost is recognized based on fair value (see “Accounting for Share-Based Compensation” in Note 1 of the Notes to Consolidated Financial Statements). Stock options and most restricted stock units vest 25% per year over a four-year vesting period. Compensation cost related to these awards is recognized using the straight-line method over the four-year vesting period. The table below presents total compensation expense and recognized tax benefits for all share-based compensation plans (including both awards paid in stock and cash) for the years ended December 31 (in millions):

	2014	2013	2012
Share-based Compensation Expense	$6	$13	$13
Recognized Tax Benefits	$1	$2	$2

At December 31, 2014, there was $16 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

PLUM CREEK 2014 FORM 10-K | 152

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2014	December 31, 2013
Other Current Assets
Prepaid Expenses	$8	$7
Taxes Receivable	4	3
Notes Receivable	—	3
Deposits	2	2
Real Estate Development Properties	1	—
	$15	$15
Other Non-Current Assets
Real Estate Development Properties	$12	$13
Unamortized Debt Issue Costs	7	8
Deposits	8	8
Qualified Pension Asset	—	10
Intangible Assets	14	15
Other	4	—
	$45	$54
Other Current Liabilities
Long-Term Incentive Compensation	$—	$3
Accrued Pension Liability	5	5
Workers’ Compensation	1	1
Other	4	1
	$10	$10
Other Non-Current Liabilities
Timber Obligations	$5	$5
Deferred Compensation	6	6
Long-Term Incentive Compensation	4	8
Accrued Pension Liability	59	39
Deferred Revenue	12	7
Workers’ Compensation	7	9
Other	8	5
	$101	$79

PLUM CREEK 2014 FORM 10-K | 153

Table of Contents	PART II / ITEM 8

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

MDF Fire Loss and Related Insurance Recoveries. During 2014, the Operating Partnership incurred a fire loss at its Medium Density Fiberboard (“MDF”) facility. The estimated net book value of the MDF building and equipment damaged by the fire was $2 million.

The Operating Partnership carries property insurance which is expected to reimburse the Operating Partnership for costs incurred to rebuild the damaged building and equipment along with any related lost earnings (i.e. business interruption insurance). During 2014, the Operating Partnership recorded a gain related to insurance recoveries of $13 million. Insurance recoveries received were $10 million for the costs incurred during 2014 to rebuild or replace the damaged building and equipment and $3 million for business interruption costs. Substantially all of the costs incurred to rebuild or replace the damaged building and equipment were capitalized during 2014. The $2 million fire loss and related $13 million insurance recoveries resulted in a net $11 million gain and is included in operating income for the Manufacturing Segment and in Other Operating Income (Expense), net in the Consolidated Statements of Income.

During 2015, the Operating Partnership expects to recognize additional insurance recoveries of approximately $2 million related primarily to additional costs to restore the damaged building and equipment. Insurance proceeds related to reimbursed costs to restore the damaged property are reported when received under investing activities and insurance proceeds associated with lost earnings are reported under operating activities in the Consolidated Statements of Cash Flows.

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2015 through 2038, with the majority having various renewal options by either party. These renewal options are for periods ranging from two years to fifteen additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $4 million in both 2014 and 2013 and $3 million in 2012. Additionally, the Operating Partnership has timber obligations related to certain timberlands where the Operating Partnership acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2014 (in millions):

	Operating Leases	Timber Obligations
2015	$4	$1
2016	4	—
2017	4	—
2018	4	—
2019	3	—
Thereafter	12	4
Total	$31	$5

PLUM CREEK 2014 FORM 10-K | 154

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. EQUITY METHOD INVESTMENTS

Real Estate Development Ventures. On December 6, 2013, in connection with the MeadWestvaco timberland acquisition (see Note 2 of the Notes to Consolidated Financial Statements) the Operating Partnership and MeadWestvaco Corporation (“MWV”) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). The Operating Partnership contributed cash to MWV-CLP and MWV contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). The Operating Partnership contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. MWV contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties. During 2014, the company’s ownership interest in the Class A Properties decreased from 5% to 4% due to capital calls by MWV-CLP for which the company declined to participate.

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

The total purchase price for the MeadWestvaco timberlands and related assets was $1.1 billion of which $139 million was allocated to our equity method investments in MWV-CLP. Our share of the book value of MWV-CLP’s net assets as of the acquisition date was approximately $52 million. This basis difference of $87 million will be amortized (i.e., additional expense) into equity earnings (loss) in future periods as the real estate properties are sold and/or as the timber on these properties is harvested.

Timberland Venture. In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of The Campbell Group LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the formation of the Timberland Venture, PC Ventures borrowed $783 million from the Timberland Venture. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership. See Note 11 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2014 FORM 10-K | 155

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2014, the Operating Partnership has recognized $49 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2014, the cumulative shortfall in allocated equity earnings is $28 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2014	2013	2012
Preferred Interest	$54	$53	$51
Common Interest	—	—	—
Amortization of Basis Difference	9	10	8
Total Equity Earnings from Timberland Venture	$63	$63	$59

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2014	2013	2012
Preferred Interest	$56	$55	$56
Common Interest	1	1	—
Total Distributions from Timberland Venture	$57	$56	$56

As of December 31, 2014 and December 31, 2013, the undistributed earnings from the Timberland Venture were $33 million and $27 million, respectively.

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, PC Member has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right after the seven year anniversary (October 1, 2015 to March 31, 2016). Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

For the years ended December 31, 2014, 2013, and 2012, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to Plum Creek’s 2014 Form 10-K filing.

PLUM CREEK 2014 FORM 10-K | 156

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17. VARIABLE INTEREST ENTITIES

Real Estate Development Ventures. The MWV-Charleston Land Partners, LLC (“MWV-CLP”) (see Note 16 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 71,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership has committed to contribute capital of at least $39 million over the next six years in connection with its interest in Class B Properties. The Operating Partnership has not provided any financing for MWV-CLP other than its initial capital contribution of $152 million in 2013 and its ongoing capital calls under the LLC agreement. Capital contributions of $9 million were made during 2014. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP.

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

The carrying amount of our investment in MWV-CLP is $126 million at December 31, 2014 and $139 million at December 31, 2013 and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $126 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $39 million over the next six years. The Operating Partnership has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

PLUM CREEK 2014 FORM 10-K | 157

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amount of the investment is $217 million at December 31, 2014 and $211 million at December 31, 2013, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $217 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

NOTE 18. RELATED PARTY TRANSACTIONS

Transactions with Parent. The Operating Partnership’s parent, Plum Creek Timber Company, Inc., provides share-based compensation plans that cover employees of the Operating Partnership (see Note 13 of the Notes to Consolidated Financial Statements). All of Plum Creek’s activities are conducted through the Operating Partnership. Therefore, all share-based compensation expense is allocated to the Operating Partnership.

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

	2014	2013	2012
Equity Earnings	$63	$63	$59
Distributions	57	56	56

In 2008, PC Ventures borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a Series T-1 Redeemable Preferred Limited Partnership Interest. See Note 11 of the Notes to Consolidated Financial Statements. The Operating Partnership made the following cash distributions to PC Ventures for the years ended December 31 (in millions):

	2014	2013	2012
Cash Distributions	$58	$58	$58

NOTE 19. SEGMENT INFORMATION

The Operating Partnership is organized into seven operating segments based on the nature of the business activities of each component. Each operating segment has a separate management team. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statements of Income. Intersegment Revenues are recorded at market prices, which are determined at least quarterly, and are eliminated in the consolidated results. Several operating segments have sales outside of the U.S. (see Export Revenues), but the Operating Partnership does not hold any long-lived foreign assets. The Operating Partnership’s reportable segments are: (1) Northern Resources, (2) Southern Resources, (3) Real Estate, (4) Manufacturing, (5) Energy and Natural Resources, and (6) Other. The Other Segment is composed of two operating segments that do not meet the criteria to be individually reported or aggregated with another reportable segment.

The Operating Partnership evaluates performance of the segments based on operating income before interest, unallocated corporate expenses and taxes. Asset information is not reported by segment, as the Operating Partnership does not produce such information internally.

PLUM CREEK 2014 FORM 10-K | 158

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the Operating Partnership’s 6.6 million acres of timberlands are approximately 775,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 775,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 200,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The Operating Partnership has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 225,000 acres, the Operating Partnership may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

	2014	2013	2012
Lumber	$109	$95	$78
Plywood	87	92	91
MDF	172	175	155
Total	$368	$362	$324

Energy and Natural Resources Segment. The Energy and Natural Resources Segment consists primarily of the net earnings derived from the Operating Partnership's non-timber natural resources. The Segment includes overriding royalties in connection with the Operating Partnership's ownership of aggregate mineral rights. The overriding royalties

PLUM CREEK 2014 FORM 10-K | 159

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are earned as the underlying aggregates are sold. These mineral rights exist at four quarries in South Carolina and four quarries in Georgia, all of which are operated by Vulcan Materials Company. The Segment also includes royalties from third-party lessees associated with the extraction of oil, natural gas, aggregates and other minerals, and wind leases from the lands the Operating Partnership owns. Additionally, the Energy and Natural Resources Segment includes revenues the Operating Partnership earns in connection with granting oil and gas exploration rights and communication and transportation rights of way. Some of the Energy and Natural Resources Segment’s activities are conducted through the Operating Partnership's wholly-owned taxable REIT subsidiaries.

Other Segment. The Other Segment includes revenues and expenses associated with our new business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the Operating Partnership. Additionally, equity earnings (losses) associated with the Operating Partnership's investment in MWV-Charleston Land Partners, LLC (see Note 16 of the Notes to Consolidated Financial Statements) are reported in the Other Segment. These activities are conducted through our wholly-owned taxable REIT subsidiaries. There were no similar activities in 2013 or 2012.

PLUM CREEK 2014 FORM 10-K | 160

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufacturing(C)	Energy and Natural Resources(D)	Other(E)	Total(F)

2014
External Revenues	$236	$531	$289	$368	$34	$18	$1,476
Intersegment Revenues	28	—	—	—	—	—	28
Export Revenues	10	9	—	28	—	—	47
Depreciation, Depletion and Amortization	28	82	1	14	8	—	133
Basis of Real Estate Sold	—	—	129	—	—	—	129
Other Operating Gain	—	—	—	11	2	—	13
Equity Earnings	—	—	—	—	—	3	3
Operating Income	44	137	133	49	25	2	390

2013
External Revenues	$234	$435	$286	$362	$23	$—	$1,340
Intersegment Revenues	26	—	—	—	—	—	26
Export Revenues	15	6	—	29	—	—	50
Depreciation, Depletion and Amortization	30	65	1	16	3	—	115
Basis of Real Estate Sold	—	—	91	—	—	—	91
Other Operating Gain	—	—	—	—	1	—	1
Equity Earnings	—	—	—	—	—	—	—
Operating Income	32	108	169	43	19	—	371

2012
External Revenues	$224	$417	$352	$324	$22	$—	$1,339
Intersegment Revenues	22	—	—	—	—	—	22
Export Revenues	19	2	—	32	—	—	53
Depreciation, Depletion and Amortization	26	67	1	15	1	—	110
Basis of Real Estate Sold	—	—	138	—	—	—	138
Other Operating Gain	—	—	—	—	—	—	—
Equity Earnings	—	—	—	—	—	—	—
Operating Income	20	90	187	29	19	—	345

(A)
During 2013, the Northern Resources Segment recognized a loss of $4 million related to forest fires, which is included in depreciation, depletion and amortization in the consolidated financial statements.

(B)
The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of $7 million in 2014, $4 million in 2013 and less than $1 million in 2012. The transaction related to the 2014 impairment loss closed in December 2014 (see Note 4 of the Notes to Consolidated Financial Statements). Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

PLUM CREEK 2014 FORM 10-K | 161

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(C)
During 2014, the Operating Partnership experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2014, the Operating Partnership also recorded a $13 million gain related to insurance recoveries. Insurance recoveries were $10 million for the costs incurred during 2014 to rebuild or replace the damaged building and equipment and $3 million for business interruption costs. Substantially all of the costs incurred to rebuild or replace the damaged building and equipment were capitalized during 2014. Both the building and equipment loss and the insurance recoveries are reported in Other Operating Gain for the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(D)
During 2014, the Operating Partnership agreed to terminate a land lease for consideration of $2 million from the lessor. The land lease had been accounted for as an operating lease. The $2 million consideration was primarily for the release of mineral rights. During 2013, the Operating Partnership sold certain mineral reserves for a gain of $1 million. These gains are reported as Other Operating Gain in our Energy and Natural Resources Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(E)	For segment reporting, Equity Earnings from Real Estate Development Ventures of $3 million for 2014 is included in Operating Income (Loss) for the Other Segment.

(F)	Consolidated depreciation, depletion and amortization includes unallocated corporate depreciation of $3 million, $4 million, and $4 million for 2014, 2013 and 2012, respectively.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2014	2013	2012
Total Segment Operating Income	$390	$371	$345
Corporate and Other Unallocated Expenses	(67)	(73)	(65)
Other Unallocated Operating Income (Expense), net	2	(3)	1
Equity Earnings from Timberland Venture	63	63	59
Interest Expense, net	(108)	(83)	(82)
Loss on Extinguishment of Debt	—	(4)	—
Income before Income Taxes	$280	$271	$258

PLUM CREEK 2014 FORM 10-K | 162

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (B)
2014
Revenues	$317	$356	$375	$428
Gross Profit	85	109	109	119
Operating Income (A)	57	82	91	92
Net Income Available to Common Interest Partners	30	55	61	68
2013
Revenues	$340	$303	$366	$331
Gross Profit	110	90	122	98
Operating Income	78	62	91	64
Net Income Available to Common Interest Partners	56	46	72	40

(A)
During the second quarter of 2014, the Operating Partnership experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2014, the Operating Partnership also recorded a $13 million gain related to insurance recoveries, of which $4 million, $5 million and $4 million was recorded in the second, third, and fourth quarters of 2014, respectively. Both the building and equipment loss and the insurance recoveries are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 19 of the Notes to Consolidated Financial Statements.

(B)
During the fourth quarter of 2013, the Operating Partnership prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income. See Note 9 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2014 FORM 10-K | 163

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Partners of
Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, partnership capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 26, 2015

PLUM CREEK 2014 FORM 10-K | 164

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PLUM CREEK 2014 FORM 10-K | 165

Table of Contents	PART III / ITEM 10

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about the company’s executive officers, code of ethics and certain other corporate governance matters is presented in Part I of this Form 10-K. Information under the following captions in the company’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference: “Proposal 1 – Election of Directors”; “Section 16(a) Beneficial Ownership Reporting Compliance”; “Board of Directors and Corporate Governance – Selection of Nominees to the Board of Directors”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 11. EXECUTIVE COMPENSATION

Information under the following captions in the company’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference: “Executive Compensation”; “Compensation Committee Interlocks and Insider Participation”; “Compensation Committee Report”; and “Board of Directors and Corporate Governance – Director Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the following captions in the company’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference: “Executive Compensation – Equity Compensation Plan Information”; and “Security Ownership of Certain Beneficial Owners and Management”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information under the following captions in the company’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference: “Related Party Transactions”; “Compensation Committee Interlocks and Insider Participation”; “Board of Directors and Corporate Governance – Director Independence”; and “Board of Directors and Corporate Governance – Board Committees – Audit Committee”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information under the following caption in the company’s Notice of 2015 Annual Meeting of Stockholders and Proxy Statement is incorporated herein by reference: “Independent Auditors – Fees to the Independent Auditors for 2013 and 2014”.

PLUM CREEK 2014 FORM 10-K | 166

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

PLUM CREEK 2014 FORM 10-K | 167

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

2.1
Agreement and Plan of Merger, dated July 18, 2000, by and among Georgia-Pacific Corporation, North American Timber Corp., NPI Timber, Inc., GNN Timber, Inc., GPW Timber, Inc., LRFP Timber, Inc., NPC Timber, Inc. and Plum Creek Timber Company, Inc. (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed July 20, 2000). Amendment No.1 to Agreement and Plan of Merger, dated as of June 12, 2001 (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed June 14, 2001).

2.2	Contribution Agreement, dated August 22, 2008, between Plum Creek Timber Operations I, L.L.C. and TCG Member, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed August 27, 2008).

2.3
Limited Liability Company Agreement of Southern Diversified Timber, LLC, dated October 1, 2008, between Plum Creek Timber Operations I, L.L.C. and TCG Member, LLC (Exhibit 2.2 to Form 8-K, File No. 1-10239, filed October 7, 2008).

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

4.1
Note Indenture, dated November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of the 5.875% Notes due 2015, the 4.70% Notes due 2021, and the 3.25% Notes due 2023 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2
Officer's Certificate (including Form of Note and Guarantee), dated November 14, 2005, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 5.875% Notes due 2015 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.3	Officer's Certificate, dated May 2, 2006, executed by Plum Creek Timberlands, L.P., as issuer, reopening the 5.875% Notes due 2015 (Exhibit 4.3 to Form 8-K, File No. 1-10239, filed on May 2, 2006).

PLUM CREEK 2014 FORM 10-K | 168

Table of Contents	EXHIBITS

4.4
Officer's Certificate (including Form of Note and Guarantee), dated November 15, 2010, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 4.70% Notes due 2021 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 15, 2010).

4.5
Officer's Certificate (including Form of Note and Guarantee), dated November 26, 2012, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 3.25% Notes due 2023 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 26, 2012).

4.6	Amended and Restated Installment Note, dated December 16, 2013, executed by Plum Creek Timberlands, L.P. (Exhibit 4.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013).

4.7	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

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

10.2
Amended and Restated Term Loan Agreement, dated December 12, 2013, by and among Plum Creek Timberlands, L.P., as the Borrower, Northwest Farm Credit Services, PCA, as Administrative Agent, CoBank, ACB, as Syndication Agent, Northwest Farm Credit Services, PCA, and CoBank, ACB, as Joint Lead Arrangers and as Joint Book Runners, and the lenders party thereto (Exhibit 10.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013).

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

10.7+
Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010). First Amendment to Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012). Second Amendment to Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013). Third Amendment to Plum Creek Pension Plan.

10.8+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 24, 2005).

10.9+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed June 24, 2005).

10.10+	Executive Deferral Election Form (Exhibit 10.4 to Form 8-K, File No. 1-10239, filed June 24, 2005).

10.11+	Plum Creek Timber Company, Inc. Director Stock Ownership Plan (Exhibit 10.2 to Form 8-K, file No. 1-10239, filed June 24, 2005).

10.12+	Amended and Restated Plum Creek Timber Company, Inc. Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed March 29, 2004).

PLUM CREEK 2014 FORM 10-K | 169

Table of Contents	EXHIBITS

10.13+	2012 Plum Creek Timber Company, Inc. Stock Incentive Plan (Filed as an appendix to Plum Creek's definitive Proxy Statement on Schedule 14A, filed March 29, 2012).

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

10.15+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed February 8, 2006).

10.16+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed February 8, 2007).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (Exhibit 10.20 to Form 10-K, File No. 1-10239, for the year ended December 31, 2008).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011 (Exhibit 10.22 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.21+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2012 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed May 10, 2012).

10.22+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2013 (Exhibit 10.24 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012).

10.23+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2014 (Exhibit 10.25 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013).

10.24+	Form of Executive Restricted Stock Unit and Value Management Award Agreement for Plan Year 2015.

10.25+	Form of Restricted Stock Unit Award Agreement for Rick R. Holley For Plan Year 2014 (Exhibit 10.1 to Form 8-K, file No. 1-10239, filed February 6, 2014).

10.26+	Restricted Stock Unit Award Waiver Agreement for Rick R. Holley (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed December 12, 2014).

10.27+	Form of Amendment to Outstanding Stock Option Award Agreements (Exhibit 10.4 to Form 10-Q, file No. 1-10239, for the quarter ended June 30, 2009).

10.28+	Summary of Current Director Compensation (Exhibit 10.29 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012).

10.29+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

12.1	Statements regarding computation of ratios.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

PLUM CREEK 2014 FORM 10-K | 170

Table of Contents	EXHIBITS

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

PLUM CREEK 2014 FORM 10-K | 171

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

/s/ John F. Morgan, Sr.	Director, Chairman of the Board	February 26, 2015
John F. Morgan, Sr.		Date
Chief Executive Officer, Director
/s/ Rick R. Holley		February 26, 2015
Rick R. Holley	(Principal Executive Officer)	Date

/s/ Robin Josephs	Director	February 26, 2015
Robin Josephs		Date

/s/ Sara Grootwassink Lewis	Director	February 26, 2015
Sara Grootwassink Lewis		Date

/s/ John G. McDonald	Director	February 26, 2015
John G. McDonald		Date

/s/ Robert B. McLeod	Director	February 26, 2015
Robert B. McLeod		Date

/s/ Marc F. Racicot	Director	February 26, 2015
Marc F. Racicot		Date

/s/ Lawrence A. Selzer	Director	February 26, 2015
Lawrence A. Selzer		Date

/s/ Stephen C. Tobias	Director	February 26, 2015
Stephen C. Tobias		Date

/s/ Martin A. White	Director	February 26, 2015
Martin A. White		Date
Senior Vice President and Chief Financial Officer
/s/ David W. Lambert		February 26, 2015
David W. Lambert	(Principal Financial Officer)	Date

Vice President and Chief Accounting Officer
/s/ David A. Brown		February 26, 2015
David A. Brown	(Principal Accounting Officer)	Date

PLUM CREEK 2014 FORM 10-K | 172