Form 10-Q
period 2015-03-31
PLUM CREEK TIMBER CO INC
filed 2015-05-06
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of April 30, 2015 was 175,626,328.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions, Except Per Share Amounts)	2015	2014
REVENUES:
Timber	$192	$192
Real Estate	109	23
Manufacturing	94	90
Energy and Natural Resources	8	9
Other	3	3
Total Revenues	406	317

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	139	138
Real Estate	89	10
Manufacturing	83	79
Energy and Natural Resources	2	2
Other	2	3
Total Cost of Goods Sold	315	232
Selling, General and Administrative	33	29
Total Costs and Expenses	348	261

Other Operating Income (Expense), net	3	1

Operating Income	61	57

Earnings from Unconsolidated Entities	22	14

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	27	27
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	41	41

Income before Income Taxes	42	30

Provision (Benefit) for Income Taxes	—	—

Net Income	$42	$30

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.24	$0.17
Net Income per Share – Diluted	$0.24	$0.17

Dividends Declared – per Common Share Outstanding	$0.44	$0.44

Weighted-Average Number of Shares Outstanding
– Basic	175.9	177.0
– Diluted	176.2	177.3

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$23	$15
Equity Earnings (Loss) from Real Estate Development Ventures	(1)	(1)
Earnings from Unconsolidated Entities	$22	$14

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2015	2014
NET INCOME	$42	$30

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	1
Less: Reclassification for Amounts Recognized in Net Income	(1)	—

Other Comprehensive Income (Loss) Before Tax	(1)	1

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(1)	1

Comprehensive Income	$41	$31

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$94	$92
Accounts Receivable	47	38
Inventories	59	61
Deferred Tax Asset	6	6
Assets Held for Sale	54	98
Other Current Assets	15	15
	275	310

Timber and Timberlands, net	3,958	4,009
Minerals and Mineral Rights, net	288	289
Property, Plant and Equipment, net	118	120
Equity Investment in Timberland Venture	210	217
Equity Investment in Real Estate Development Ventures	125	126
Deferred Tax Asset	23	23
Investment in Grantor Trusts (at Fair Value)	48	48
Other Assets	41	45
Total Assets	$5,086	$5,187

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$439
Line of Credit	56	95
Accounts Payable	32	27
Interest Payable	34	22
Wages Payable	12	31
Taxes Payable	10	10
Deferred Revenue	16	23
Other Current Liabilities	10	10
	609	657

Long-Term Debt	1,976	1,976
Note Payable to Timberland Venture	783	783
Other Liabilities	100	100
Total Liabilities	3,468	3,516

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 175.6 at March 31, 2015 and 175.9 at December 31, 2014	2	2
Additional Paid-In Capital	2,959	2,955
Retained Earnings (Accumulated Deficit)	(306)	(271)
Treasury Stock, at Cost, Common Shares – 28.7 at March 31, 2015 and 28.3 at December 31, 2014	(1,013)	(992)
Accumulated Other Comprehensive Income (Loss)	(24)	(23)
Total Stockholders’ Equity	1,618	1,671
Total Liabilities and Stockholders’ Equity	$5,086	$5,187

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$42	$30
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	33	32
Basis of Real Estate Sold	83	6
Earnings from Unconsolidated Entities	(22)	(14)
Distributions from Timberland Venture	30	28
Working Capital Changes	(16)	(25)
Other	1	—
Net Cash Provided By (Used In) Operating Activities	151	57

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(14)	(16)
Timberlands Acquired	—	—
Contributions to Real Estate Development Ventures	(2)	(4)
Distributions from Real Estate Development Ventures	2	—
Sales/(Purchases) of Marketable Securities, net	1	—
Net Cash Provided By (Used In) Investing Activities	(13)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(77)	(78)
Borrowings on Line of Credit	58	283
Repayments on Line of Credit	(97)	(570)
Proceeds from Stock Option Exercises	1	1
Acquisition of Treasury Stock	(21)	(2)
Net Cash Provided By (Used In) Financing Activities	(136)	(366)

Increase (Decrease) In Cash and Cash Equivalents	2	(329)
Cash and Cash Equivalents:
Beginning of Period	92	433

End of Period	$94	$104

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At March 31, 2015, the company owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern, and Northeast United States. Included in the 6.4 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At March 31, 2015, the company owned seven wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the company permanently closed its remanufacturing facility in Meridian, Idaho.

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the company conducts certain non-REIT activities through various taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, the development and/or sale of some of our higher value timberlands, timber and wood fiber procurement services, coal leases, and the company's investment in real estate development ventures. Plum Creek’s overall effective tax rate is lower than the federal statutory corporate rate due to Plum Creek’s status as a REIT.

Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited financial statements in the company’s 2014 Annual Report on Form 10-K include a summary of significant accounting policies of the company and should be read in conjunction with this Form 10-Q. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2015 presentation. The reclassifications had no impact on operating income or net income.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly periods ended March 31 (in millions, except per share amounts):

	Quarter Ended March 31,
	2015	2014
Net Income Available to Common Stockholders	$42	$30
Denominator for Basic Earnings per Share	175.9	177.0
Effect of Dilutive Securities – Stock Options	0.3	0.2
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	—	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	176.2	177.3
Per Share Amounts:
Net Income Per Share – Basic	$0.24	$0.17
Net Income Per Share – Diluted	$0.24	$0.17

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Raw Materials (primarily logs)	$9	$12
Work-In-Process	3	3
Finished Goods	32	31
	44	46
Supplies	15	15
Total	$59	$61

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Timber and Logging Roads, net	$2,494	$2,518
Timber Deeds, net	79	83
Timberlands	1,385	1,408
Timber and Timberlands, net	$3,958	$4,009

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Land, Buildings and Improvements	$99	$97
Machinery and Equipment	331	331
	430	428
Accumulated Depreciation	(312)	(308)
Property, Plant and Equipment, net	$118	$120

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

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company's manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of the company's higher value timberlands, timber and wood fiber procurement services, coal leases, and the company's investment in real estate development ventures. Plum Creek's taxable REIT subsidiaries file a consolidated federal income tax return.

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	56	95
Fixed Rate Debt
Senior Notes	1,330	1,330
Installment Note Payable	860	860
Note Payable to Timberland Venture	783	783
Total Debt	3,254	3,293
Less:
Current Portion of Long-Term Debt	439	439
Line of Credit	56	95
Long-Term Portion	$2,759	$2,759

(A)
The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.68% and 1.67% as of March 31, 2015 and December 31, 2014, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both March 31, 2015 and December 31, 2014.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.36% and 1.34% as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had $56 million of borrowings and $2 million of standby letters of credit outstanding; $642 million remained available for borrowing under our $700 million line of credit. As of April 1, 2015, all of the borrowings under our line of credit were repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2015 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2015	175.9	$2	$2,955	$(271)	$(992)	$(23)	$1,671
Net Income				42			42
Other Comprehensive Income (Loss)						(1)	(1)
Dividends				(77)			(77)
Stock Option Exercises	—	—	1				1
Shares Issued under Stock Incentive Plans	0.2	—	—				—
Share-based Compensation			3				3
Common Stock Repurchased	(0.5)	—			(21)		(21)
March 31, 2015	175.6	$2	$2,959	$(306)	$(1,013)	$(24)	$1,618

The changes in the company’s accumulated other comprehensive income (loss) by component, net of tax, were as follows during 2015 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge	Total
January 1, 2015	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
March 31, 2015	$12	$(41)	$5	$(24)

(A)    Unrealized holding gains were reclassified to Other Operating Income (Expense), net in the Consolidated
Statements of Income when the related available for sale securities are sold.

(B)    Amortization of actuarial gains and losses on the company's defined benefit pension plans is included in the computation of pension cost. See Note 10 of the Notes to Consolidated Financial Statements.

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

	Balance at March 31, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$91	$91
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$139	$139

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $94 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. At March 31, 2015, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations for the quarters ended March 31, 2015 and March 31, 2014. As of both March 31, 2015 and December 31, 2014, the amortized cost of the available-for-sale securities was approximately $31 million. See Note 8 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2015 and December 31, 2014. Changes in the fair value of trading securities were not material to the company's financial position or results of operations for the quarters ended March 31, 2015 and March 31, 2014.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at March 31, 2015
	Carrying Amount at March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,402	$—	$1,402
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	56	—	56	—	56
Installment Note Payable (D)	860	—	924	—	924
Note Payable to Timberland Venture (E)	783	—	—	895	895
Total Debt	$3,254	$—	$2,607	$895	$3,502

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Note Payable to Timberland Venture (E)	783	—	—	892	892
Total Debt	$3,293	$—	$2,624	$892	$3,516

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2015 and 2014.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2015	2014
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(3)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$2	$2

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

Note 12. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 71,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the company agreed to make additional capital contributions of at least $48 million in connection with its interest in the Class B Properties, of which $37 million remained outstanding as of March 31, 2015. The company does not intend to provide any other sources of financing for MWV-CLP. We account for our interest in MWV-CLP under the equity method of accounting.

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

The carrying amount of our investment in MWV-CLP is $125 million as of March 31, 2015 and $126 million as of December 31, 2014, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $125 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $37 million over the next six years. The company has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $210 million at March 31, 2015 and $217 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $210 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $23 million for the three-month period ending March 31, 2015 and were $15 million for the three-month period ending March 31, 2014. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets. For the three-month periods ended March 31, 2015 and March 31, 2014, amortization of basis difference was $10 million and $2 million, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $14 million for each of the three-month periods ended March 31, 2015 and 2014. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$5	$5
Cost of Goods Sold (A)	4	5
Selling, General and Administrative Expenses	2	1
Operating Income (Loss)	(1)	(1)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$13	$13

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million and $5 million for the three-month periods ended March 31, 2015 and 2014, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate(A)	Manufacturing	Energy and Natural Resources	Other(B)	Total(C)

Quarter Ended March 31, 2015
External Revenues	$64	$128	$109	$94	$8	$3	$406
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	7	20	—	3	2	—	32
Basis of Real Estate Sold	—	—	83	—	—	—	83
Equity Earnings (Loss)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	13	31	19	9	5	(1)	76

Quarter Ended March 31, 2014
External Revenues	$69	$123	$23	$90	$9	$3	$317
Intersegment Revenues	8	—	—	—	—	—	8
Depreciation, Depletion and Amortization	8	18	—	3	2	—	31
Basis of Real Estate Sold	—	—	6	—	—	—	6
Equity Earnings (Loss)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	16	31	12	9	6	(1)	73

(A)
During the first quarter of 2015, the company closed the second phase of a two-phase transaction with The Nature Conservancy, selling approximately 117,000 acres in Montana for $85 million. The first phase of the transaction, a sale of approximately 48,000 acres in Washington, closed in 2014. The total sales price of $131 million was allocated among the Montana and Washington properties based on an external appraisal.

(B)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures of $1 million for each of the quarterly periods ended March 31, 2015 and March 31, 2014 is included in Operating Income (Loss) for the Other Segment.

(C)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2015 and March 31, 2014.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2015	2014
Total Segment Operating Income	$76	$73
Corporate and Other Unallocated Expenses	(19)	(18)
Other Unallocated Operating Income (Expense), net	3	1
Equity Earnings from Timberland Venture	23	15
Total Interest Expense, net	(41)	(41)
Income before Income Taxes	$42	$30

Note 15. Subsequent Events

Quarterly Dividend. On May 5, 2015, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $77 million, which will be paid on May 29, 2015 to stockholders of record on May 15, 2015.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in November of 2014 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of March 31, 2015, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2015	2014
REVENUES:
Timber	$192	$192
Real Estate	109	23
Manufacturing	94	90
Energy and Natural Resources	8	9
Other	3	3
Total Revenues	406	317

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	139	138
Real Estate	89	10
Manufacturing	83	79
Energy and Natural Resources	2	2
Other	2	3
Total Cost of Goods Sold	315	232
Selling, General and Administrative	33	29
Total Costs and Expenses	348	261

Other Operating Income (Expense), net	3	1

Operating Income	61	57

Earnings from Unconsolidated Entities	22	14

Interest Expense, net	27	27

Income before Income Taxes	56	44

Provision (Benefit) for Income Taxes	—	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	56	44
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$42	$30

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$23	$15
Equity Earnings (Loss) from Real Estate Development Ventures	(1)	(1)
Earnings from Unconsolidated Entities	$22	$14

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2015	2014
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$56	$44

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	1
Less: Reclassification for Amounts Recognized in Net Income	(1)	—

Other Comprehensive Income (Loss) Before Tax	(1)	1

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(1)	1

Comprehensive Income	$55	$45

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$94	$92
Accounts Receivable	47	38
Inventories	59	61
Deferred Tax Asset	6	6
Assets Held for Sale	54	98
Other Current Assets	15	15
	275	310

Timber and Timberlands, net	3,958	4,009
Minerals and Mineral Rights, net	288	289
Property, Plant and Equipment, net	118	120
Equity Investment in Timberland Venture	210	217
Equity Investment in Real Estate Development Ventures	125	126
Deferred Tax Asset	23	23
Investment in Grantor Trusts ($48 and $48 at Fair Value in 2015 and 2014)	49	49
Other Assets	41	45
Total Assets	$5,087	$5,188

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$439
Line of Credit	56	95
Accounts Payable	32	27
Interest Payable	27	15
Wages Payable	12	31
Taxes Payable	10	10
Deferred Revenue	16	23
Other Current Liabilities	10	10
	602	650

Long-Term Debt	1,976	1,976
Other Liabilities	101	101
Total Liabilities	2,679	2,727

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,618	1,671
Total Partnership Capital	2,408	2,461
Total Liabilities and Partnership Capital	$5,087	$5,188

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31,
(In Millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$56	$44
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization	33	32
Basis of Real Estate Sold	83	6
Earnings from Unconsolidated Entities	(22)	(14)
Distributions from Timberland Venture	30	28
Working Capital Changes	(16)	(25)
Other	1	—
Net Cash Provided By (Used In) Operating Activities	165	71

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures (Excluding Timberland Acquisitions)	(14)	(16)
Timberlands Acquired	—	—
Contributions to Real Estate Development Ventures	(2)	(4)
Distributions from Real Estate Development Ventures	2	—
Sales/(Purchases) of Marketable Securities, net	1	—
Net Cash Provided By (Used In) Investing Activities	(13)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(97)	(79)
Cash Distributions for Series T-1 Preferred Interest	(14)	(14)
Borrowings on Line of Credit	58	283
Repayments on Line of Credit	(97)	(570)
Net Cash Provided By (Used In) Financing Activities	(150)	(380)

Increase (Decrease) In Cash and Cash Equivalents	2	(329)
Cash and Cash Equivalents:
Beginning of Period	92	433

End of Period	$94	$104

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

At March 31, 2015, the Operating Partnership owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern and Northeast United States. Included in the 6.4 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At March 31, 2015, the Operating Partnership owned seven wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the Operating Partnership permanently closed its remanufacturing facility in Meridian, Idaho.

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

Plum Creek Timber Company, Inc. has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code and, as such, generally does not pay corporate-level income tax. However, the Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and selling of logs, the development and/or sale of some of the Operating Partnership's higher value timberlands, timber and wood fiber procurement services, coal leases, and the Operating Partnership's investment in real estate development ventures. The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT.

The consolidated financial statements included in this Form 10-Q are unaudited and do not contain all of the information required by U.S. generally accepted accounting principles to be included in a full set of financial statements. These interim consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements of Plum Creek Timberlands, L.P. for the three years ended December 31, 2014, which were included on Form 10-K of Plum Creek Timber Company, Inc. and filed with the SEC on February 26, 2015, and which include a summary of significant accounting policies of the Operating Partnership. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in this Form 10-Q. All such adjustments are of a normal and recurring nature. The results of operations for interim periods are not necessarily indicative of the results of operations for the entire year.

Reclassifications. Certain prior year amounts have been reclassified to conform to the 2015 presentation. The reclassifications had no impact on operating income or net income.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Raw Materials (primarily logs)	$9	$12
Work-In-Process	3	3
Finished Goods	32	31
	44	46
Supplies	15	15
Total	$59	$61

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Timber and Logging Roads, net	$2,494	$2,518
Timber Deeds, net	79	83
Timberlands	1,385	1,408
Timber and Timberlands, net	$3,958	$4,009

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Land, Buildings and Improvements	$99	$97
Machinery and Equipment	331	331
	430	428
Accumulated Depreciation	(312)	(308)
Property, Plant and Equipment, net	$118	$120

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

The Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of the Operating Partnership's higher value timberlands, timber and wood fiber procurement services, coal leases, and the Operating Partnership's investment in real estate development ventures. The Operating Partnership's tax provision includes the tax expense and/or benefit associated with Plum Creek's wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6. Borrowings

Debt consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	56	95
Fixed Rate Debt
Senior Notes	1,330	1,330
Installment Note Payable	860	860
Total Debt	2,471	2,510
Less:
Current Portion of Long-Term Debt	439	439
Line of Credit	56	95
Long-Term Portion	$1,976	$1,976

(A)
The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.68% and 1.67% as of March 31, 2015 and December 31, 2014, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both March 31, 2015 and December 31, 2014.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.36% and 1.34% as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had $56 million of borrowings and $2 million of standby letters of credit outstanding; $642 million remained available for borrowing under our $700 million line of credit. As of April 1, 2015, all of the borrowings under our line of credit were repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2015 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2015	$790	$1,694	$(23)	$2,461
Net Income before Allocation to Series T-1 Preferred Interest and Partners		56		56
Other Comprehensive Income (Loss)			(1)	(1)
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(97)		(97)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3
March 31, 2015	$790	$1,642	$(24)	$2,408

The changes in the Operating Partnership's accumulated other comprehensive income (loss) by component, net of tax, were as follows during 2015 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge	Total
January 1, 2015	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
March 31, 2015	$12	$(41)	$5	$(24)

(A)    Unrealized holding gains were reclassified to Other Operating Income (Expense), net in the Consolidated
Statements of Income when the related available for sale securities are sold.

(B)    Amortization of actuarial gains and losses on the Operating Partnership's defined benefit pension plans is included in the computation of pension cost. See Note 9 of the Notes to Consolidated Financial Statements.

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

	Balance at March 31, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$91	$91
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$139	$139

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $94 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. At March 31, 2015, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations for the quarters ended March 31, 2015 and March 31, 2014. As of both March 31, 2015 and December 31, 2014, the amortized cost of the available-for-sale securities was approximately $31 million. See Note 7 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both March 31, 2015 and December 31, 2014. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations for the quarters ended March 31, 2015 and March 31, 2014.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at March 31, 2015
	Carrying Amount at March 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,402	$—	$1,402
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	56	—	56	—	56
Installment Note Payable (D)	860	—	924	—	924
Total Debt	$2,471	$—	$2,607	$—	$2,607

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Total Debt	$2,510	$—	$2,624	$—	$2,624

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the three-month periods ended March 31, 2015 and 2014.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2015	2014
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(3)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$2	$2

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

Note 11. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 71,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of MeadWestvaco Corporation ("MWV"). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the Operating Partnership agreed to make additional capital contributions of at least $48 million in connection with its interest in the Class B Properties, of which $37 million remained outstanding as of March 31, 2015. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP. The Operating Partnership accounts for its interest in MWV-CLP under the equity method of accounting.

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

The carrying amount of our investment in MWV-CLP is $125 million as of March 31, 2015 and $126 million as of December 31, 2014, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $125 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $37 million over the next six years. The Operating Partnership has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $210 million at March 31, 2015 and $217 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $210 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 12. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $23 million for the three-month period ending March 31, 2015 and were $15 million for the three-month period ending March 31, 2014. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets. For the three-month periods ended March 31, 2015 and March 31, 2014, amortization of basis difference was $10 million and $2 million, respectively. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues	$5	$5
Cost of Goods Sold (A)	4	5
Selling, General and Administrative Expenses	2	1
Operating Income (Loss)	(1)	(1)
Interest Income, net	14	14
Net Income before Allocation to Preferred and Common Interests	$13	$13

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $4 million and $5 million for the three-month periods ended March 31, 2015 and 2014, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly periods ended March 31 (in millions):

	Northern Resources	Southern Resources	Real Estate(A)	Manufacturing	Energy and Natural Resources	Other(B)	Total(C)

Quarter Ended March 31, 2015
External Revenues	$64	$128	$109	$94	$8	$3	$406
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	7	20	—	3	2	—	32
Basis of Real Estate Sold	—	—	83	—	—	—	83
Equity Earnings (Loss)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	13	31	19	9	5	(1)	76

Quarter Ended March 31, 2014
External Revenues	$69	$123	$23	$90	$9	$3	$317
Intersegment Revenues	8	—	—	—	—	—	8
Depreciation, Depletion and Amortization	8	18	—	3	2	—	31
Basis of Real Estate Sold	—	—	6	—	—	—	6
Equity Earnings (Loss)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	16	31	12	9	6	(1)	73

(A)
During the first quarter of 2015, the Operating Partnership closed the second phase of a two-phase transaction with The Nature Conservancy, selling approximately 117,000 acres in Montana for $85 million. The first phase of the transaction, a sale of approximately 48,000 acres in Washington, closed in 2014. The total sales price of $131 million was allocated among the Montana and Washington properties based on an external appraisal.

(B)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures of $1 million for each of the quarterly periods ended March 31, 2015 and March 31, 2014 is included in Operating Income (Loss) for the Other Segment.

(C)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended March 31, 2015 and March 31, 2014.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly periods ended March 31 (in millions):

	Quarter Ended March 31,
	2015	2014
Total Segment Operating Income	$76	$73
Corporate and Other Unallocated Expenses	(19)	(18)
Other Unallocated Operating Income (Expense), net	3	1
Equity Earnings from Timberland Venture	23	15
Interest Expense, net	(27)	(27)
Income before Income Taxes	$56	$44

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Report contains forward-looking statements within the meaning of the Private Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “projects,” “strategy,” or “anticipates,” or the negative of those words or other comparable terminology. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those described in the forward-looking statements, including those factors described under the heading “Risk Factors” in our filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and Securities Act of 1933, as amended, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2014. Some factors include changes in governmental, legislative and environmental restrictions, catastrophic losses from fires, floods, windstorms, earthquakes, volcanic eruptions, insect infestations or diseases, as well as changes in economic conditions and competition in our domestic and export markets and other factors described from time to time in our filings with the Securities and Exchange Commission. In addition, factors that could cause our actual results to differ from those contemplated by our projected, forecasted, estimated or budgeted results as reflected in forward-looking statements relating to our operations and business include, but are not limited to:

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

The following discussion and analysis should be read in conjunction with the financial information and analysis included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2015.

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

Results of Operations

First Quarter 2015 Compared to First Quarter 2014

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2015	2014
Operating Income (Loss) by Segment
Northern Resources	$13	$16	$(3)
Southern Resources	31	31	—
Real Estate	19	12	7
Manufacturing	9	9	—
Energy and Natural Resources	5	6	(1)
Other	(1)	(1)	—
Total Segment Operating Income	76	73	3
Other Costs and Eliminations	(19)	(18)	(1)
Other Unallocated Operating Income (Expense), net	3	1	2
Equity Earnings from Timberland Venture	23	15	8
Interest Expense (Debt Obligations to Unrelated Parties)	(27)	(27)	—
Interest Expense (Note Payable to Timberland Venture)	(14)	(14)	—
Provision (Benefit) for Income Taxes	—	—	—
Net Income	$42	$30	$12

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2015		Quarter Ended March 31, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.570	$86	0.667	$86
Pulpwood ($/Ton Delivered)	0.460	$48	0.470	$43
Total	1.030		1.137

Revenues decreased by $7 million, or 9%, to $70 million in the first quarter of 2015 compared to the first quarter of 2014. The decrease was due primarily to lower sawlog harvest volumes ($8 million) offset, in part, by higher pulpwood prices ($2 million).

Sawlog harvest volumes decreased 14% in the first quarter of 2015 compared to the first quarter of 2014 due primarily to recent land sales and the shift of harvest volumes previously scheduled for the current year to the next several years. Sawlog prices decreased 1% in the first quarter of 2015 compared to the first quarter of 2014. Sawlog prices declined during the first quarter of 2015 and have continued to decrease during the second quarter of 2015 due primarily to lower log demand and an adequate supply of logs. The reduced demand for sawlogs is due primarily to fewer exports of logs and lumber to China as a result of the strong U.S. dollar and the slowing Chinese economy. Additionally, during the first quarter of 2015, there was an ample supply of sawlogs in the Western U.S. due to the unusually mild winter that led to favorable harvesting conditions.

Pulpwood prices increased 11% in the first quarter of 2015 compared to the first quarter of 2014 due primarily to a continued limited supply of hardwood pulpwood in the Lake States and Northeastern regions of the U.S., partially as a result of a shortage of loggers and haulers.

Northern Resources Segment operating income was 19% of its revenues for the first quarter of 2015 compared to 21% of its revenues for the first quarter of 2014. The decrease in operating performance was due primarily to lower sawlog volumes. Segment costs and expenses decreased by $4 million, or 7%, to $57 million due primarily to lower sawlog harvest volumes.

For 2015, we expect sawlog harvest volumes to decrease between 5% and 10% compared to the 2.3 million tons we harvested in 2014 due primarily to recent land sales and the shift of harvest volumes previously scheduled for the current year to the next several years. We expect pulpwood harvest volumes in 2015 to approximate the 1.6 million tons we harvested in 2014.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2015		Quarter Ended March 31, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.527	$23	1.550	$22
Pulpwood ($/Ton Stumpage)	2.095	$13	2.054	$12
Total	3.622		3.604

Revenues increased by $5 million, or 4%, to $128 million in the first quarter of 2015 compared to the first quarter of 2014. The increase was due primarily to higher pulpwood prices ($2 million), higher pulpwood volumes ($1 million), and higher sawlog prices ($1 million).

Pulpwood prices increased 9% during the first quarter of 2015 compared to the first quarter of 2014. This increase was due primarily to continued good demand from our packaging customers and increased fiber demand from competing uses, primarily the export of wood fiber used to produce bioenergy. Pulpwood volumes increased 2% during the first quarter of 2015 compared to the first quarter of 2014.

Sawlog prices increased 2%, while sawlog harvest volumes decreased 2% during the first quarter of 2015 compared to the first quarter of 2014. U.S. housing starts increased by only 4% during the first quarter of 2015 compared to the first quarter of 2014. The slow pace of new home construction in the first quarter of 2015 resulted in sawlog demand from southern lumber producers being at comparable levels to 2014.

Southern Resources Segment operating income was 24% of its revenues for the first quarter of 2015 compared to 25% of its revenues for the first quarter of 2014. The decrease in operating margin was due primarily to higher depletion expense. Segment costs and expenses increased by $5 million, or 5%, to $97 million for the first quarter of 2015 due primarily to higher average depletion rates ($3 million non-cash impact). The increase in average depletion rates was due primarily to increased harvest volumes from our long-term timber deeds, which have a higher depletion rate compared to depletion rates on timberlands we own.

For 2015, we expect sawlog harvest volumes to approximate the 6.5 million tons we harvested in 2014. We expect pulpwood harvest volumes in 2015 to approximate the 9.3 million tons we harvested in 2014. Additionally, during 2015 we expect to harvest a higher percentage of sawlogs and pulpwood from our Gulf South Region, which generally has lower sales realizations.

Real Estate Segment.

	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	2,060	$3	$1,335	3,035	$4	$1,325
Conservation	121,160	88	728	3,415	6	1,685
Higher and Better Use / Recreational	8,010	18	2,210	4,125	9	2,200
Conservation Easements	n/a	—	—	n/a	4	340
Total	131,230	$109		10,575	$23

Revenues increased by $86 million to $109 million in the first quarter of 2015. This increase was due primarily to an increase in the revenues from conservation sales ($82 million).

Revenues from the sale of conservation properties were $88 million during the first quarter of 2015 compared to $6 million in the first quarter of 2014. During the first quarter of 2015, we concluded a two-phase deal with The Nature Conservancy by selling approximately 117,000 acres in Montana for $85 million. The first phase closed during the fourth quarter of 2014 and consisted of nearly 48,000 acres in Washington State. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from the sale of higher and better use / recreational properties were $18 million during the first quarter of 2015 compared to $9 million in the first quarter of 2014. The timing of higher and better use / recreational sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, and the timing of harvesting activities. In any period the average sales price per acre will vary based on the location and physical characteristics of the parcels sold.

We expect revenues from real estate sales during 2015 to range between $250 million and $300 million.

Real Estate Segment operating income as a percent of revenue was 17% for the first quarter of 2015 and 52% for the first quarter of 2014. This decrease is due primarily to the large conservation sale in Montana during the first quarter of 2015, which consisted of lower value conservation properties and represented over 80% of the quarter’s real estate revenue. Furthermore, the book basis for our Montana properties was adjusted to fair value in connection with our 2001 merger with The Timber Company. Real Estate Segment costs and expenses increased by $79 million to $90 million in the first quarter of 2015 due primarily to selling more acres during the first quarter of 2015.

Manufacturing Segment. Key operating statistics for the segment are as follows:

	Quarter Ended March 31, 2015		Quarter Ended March 31, 2014
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	36,083 MBF	$534	37,703 MBF	$573
Plywood	47,530 MSF	$504	39,188 MSF	$451
MDF	54,053 MSF	$687	50,681 MSF	$678

(A)	Represents product prices at the mill level.

Revenues increased by $4 million, or 4%, to $94 million in the first quarter of 2015 compared to the first quarter of 2014. This increase in revenues was due primarily to higher MDF sales volumes ($3 million), higher plywood sales volumes ($2 million) and higher plywood prices ($2 million) partially offset by lower lumber sales volumes ($2 million) and lower lumber prices ($1 million).

MDF sales volume was 7% higher during the first quarter of 2015 compared to the first quarter of 2014 due primarily to severe winter weather and rail transportation issues during the prior year (first quarter of 2014) that negatively impacted MDF sales volume. MDF average prices increased 1% in the first quarter of 2015 compared to the first quarter of 2014 as demand remained steady in many of our specialty product markets.

Plywood sales volume was 21% higher during the first quarter of 2015 compared to the first quarter of 2014 due primarily to increased purchases of veneer. Plywood production volumes decreased during the first quarter of 2014 due to the declining regional supply of logs, but production volumes have been restored to normal levels as a result of higher veneer purchases (which are now accounting for approximately 40% of the volume produced). Plywood average prices were 12% higher during the first quarter of 2015 compared to the first quarter of 2014 due primarily to continued strong demand for our specialty plywood products and, to a lesser extent, limited supply growth. The supply of plywood has been limited due to a competing West Coast plywood mill that was destroyed by fire in July 2014.

Lumber average prices decreased 7% during the first quarter of 2015 compared to the first quarter of 2014 due primarily to excess supply. The supply of lumber increased during the first quarter of 2015 due primarily to a strengthening U.S. dollar, which resulted in higher lumber imports and lower lumber exports. The increase in lumber imports was primarily from Canada, as lumber producers redirected their output to the U.S. as Chinese demand softened. Lumber sales volume was 4% lower during the first quarter of 2015 compared to the first quarter of 2014 due primarily to the declining supply of logs in the region.

Manufacturing Segment operating income was 10% of its revenues for both the first quarter of 2015 and the first quarter of 2014. Manufacturing Segment costs and expenses increased by $4 million, or 5%, to $85 million. The increase in costs and expenses was due primarily to higher MDF and plywood sales volumes, offset in part by lower lumber sales volumes.

Energy and Natural Resources Segment. Revenues decreased by $1 million, or 11%, to $8 million during the first quarter of 2015. This decrease is due primarily to lower income from our oil, natural gas and coal leases.

Operating income was $5 million during the first quarter of 2015 compared to $6 million during the first quarter of 2014. Costs and expenses were $3 million in the first quarter of both 2015 and 2014.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead and intercompany profit elimination) decreased operating income by $19 million during the first quarter of 2015 and decreased operating income by $18 million during the first quarter of 2014.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $33 million during the first quarter of 2015 and by $29 million in the first quarter of 2014. This increase in expense of $4 million was due primarily to higher share-based compensation costs as a result of fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Equity Earnings from Timberland Venture. Equity earnings from the Timberland Venture were $23 million during the first quarter of 2015 compared to $15 million during the first quarter of 2014. The increase in equity earnings is due primarily to a land sale by the Timberland Venture during the first quarter of 2015.

In 2008, the company contributed 454,000 acres of timberlands to the Timberland Venture in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture recorded the timberlands based on their fair value ($783 million). No gain was recognized by the company in 2008 in connection with the contribution of timberlands, and as a result, our book basis in the timberlands of $174 million became the basis for the company’s initial investment in the Timberland Venture.

The initial basis difference (i.e., deferred gain) of $609 million was allocated among the land and standing timber based on fair value. The deferred gain is being amortized into equity earnings as standing timber is harvested and sold, and as land is sold. The deferred gain recognized during the first quarter of 2015 in connection with land sales was $8 million. Furthermore, proceeds from land sales are allocated among the investors based on their common interest (i.e., Plum Creek is entitled to 9% of the proceeds).

Interest Expense, net. Interest expense, net of interest income, was $41 million for both of the quarters ended March 31, 2015 and March 31, 2014.

Provision (Benefit) for Income Taxes. The benefit for income taxes was essentially $0 for both of the quarters ended March 31, 2015 and March 31, 2014.

At March 31, 2015, we have recorded deferred tax assets of $61 million (net of a $12 million valuation allowance) and deferred tax liabilities of $32 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $61 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At March 31, 2015, we had a cash balance of $94 million and had availability of $642 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash for the three months ended March 31, 2015 and 2014 in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the three months ended March 31 (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Net Cash Provided By (Used In) Operating Activities	$151	$57	$94
Net Cash Provided By (Used In) Investing Activities	(13)	(20)	7
Net Cash Provided By (Used In) Financing Activities	(136)	(366)	230
Change in Cash and Cash Equivalents	$2	$(329)	$331

Cash Flows from Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2015 totaled $151 million compared to the $57 million we generated during the three months ended March 31, 2014. This increase of $94 million is due primarily to higher proceeds from real estate sales ($86 million). See Results of Operations for a discussion of factors impacting real estate proceeds for our Real Estate Segment.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the three months ended March 31, 2015 were $14 million compared to $16 million for the same period in 2014. Planned capital expenditures for 2015 are expected to range between $90 million and $95 million and include approximately $72 million for our timberlands, $10 million for our manufacturing facilities, $4 million for our real estate development projects, and $5 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2015 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for real estate development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Real Estate Development Ventures. In connection with the timberland acquisition from MWV, the company and MWV formed a limited liability company (MWV-CLP). Plum Creek has agreed to make capital contributions to MWV-CLP through the year 2020, with minimum required contributions of $6 million during 2015. During the three months ended March 31, 2015, the company made contributions of $2 million to MWV-CLP. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table summarizes our sources and uses of cash (in millions):

	Three Months Ended March 31,
	2015	2014	Change
Sources of Cash:
Operations (A)	$137	$54	$83
Changes in Working Capital	(16)	(25)	9
Cash Distributions from Timberland Venture	30	28	2
Cash Distributions from Real Estate Development Ventures	2	—	2
Cash from Stock Option Exercises	1	1	—
Total Sources of Cash	154	58	96
Uses of Cash:
Returned to Stockholders:
Dividends	(77)	(78)	1
Common Stock Repurchases	(21)	(2)	(19)
Reinvest in the Business:
Capital Expenditures (B)	(14)	(16)	2
Contributions to Real Estate Development Ventures	(2)	(4)	2
Meet Our Pension Obligations:
Sales/(Purchases) of Marketable Securities	1	—	1
Reduce Debt Obligations, net	(39)	(287)	248
Total Uses of Cash	(152)	(387)	235
Change in Cash and Cash Equivalents	$2	$(329)	$331

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Earnings from Unconsolidated Entities, and Other Operating Activities (excluding Expenditures for Real Estate Development - see Footnote B) to Net Income.

(B)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development (which are included in Other Operating Activities). Expenditures for Real Estate Development were less than $1 million for each of the three month periods ending March 31, 2015 and 2014.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.36% and 1.34% as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, we had $56 million of borrowings and $2 million of standby letters of credit outstanding; $642 million remained available for borrowing under our line of credit. As of April 1, 2015, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.68% and 1.67% as of March 31, 2015 and December 31, 2014, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both March 31, 2015 and December 31, 2014. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of March 31, 2015, the company had publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM"), which was issued in connection with the acquisition of certain timberland assets. Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the company's effective net interest rate on the installment note was approximately 4.5% as of both March 31, 2015 and December 31, 2014.

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of March 31, 2015.

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

As of March 31, 2015, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On May 5, 2015, the Board of Directors declared a dividend of $0.44 per share, or approximately $77 million, which will be paid on May 29, 2015 to stockholders of record on May 15, 2015. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current quarter and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. For the three months ended March 31, 2015, we repurchased 0.4 million shares of common stock at a total cost of $19 million, or an average cost per share of $41.97. At March 31, 2015, $106 million is available for share repurchases under the current Board of Directors' authorization.

Other Information

Accounting Standards Issued and Not Yet Implemented.

Consolidation. In February 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-02, Amendments to the Consolidation Analysis (Topic 810). The new standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. The new standard seeks to improve specific areas of the consolidation guidance and reduce the number of consolidation models. Specific changes relate to how reporting entities evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a variable interests entity (VIE), and (3) variable interests in a VIE held by related parties of the reporting entity requires the reporting entity to consolidate the VIE. The company is currently evaluating the impact that adoption of this standard will have on our consolidated financial statements and disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance, including industry-specific requirements, and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. For Plum Creek, the standard will be effective in the first quarter of 2017. On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The guidance permits two implementation approaches: (1) a retrospective application of the new standard with restatement of prior years; or (2) a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings. The company is currently evaluating the impact that adoption of this standard will have on our consolidated financial statements and disclosures, and the implementation approach to be used.

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

Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations, excluding Equity Earnings from the Timberland Venture, and before interest expense (including any gains or losses from extinguishment of debt), taxes, depreciation, depletion, amortization, and basis in real estate sold. In addition to including Equity Earnings (Loss) from Real Estate Development Ventures in Adjusted EBITDA, we also include, as an add back to Operating Income for the Other Segment, our proportional share of depreciation, depletion, amortization, and basis in real estate sold from this equity method investment. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (U.S. GAAP) and the items excluded from Adjusted EBITDA are significant components of our consolidated financial statements.

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

First Quarter 2015 Compared to First Quarter 2014

The following table compares Adjusted EBITDA by segment for the quarters ended March 31 (in millions):

	Quarter Ended March 31,		Change
	2015	2014
Adjusted EBITDA by Segment
Northern Resources	$20	$24	$(4)
Southern Resources	51	49	2
Real Estate	102	18	84
Manufacturing	12	12	—
Energy and Natural Resources	7	8	(1)
Other	(1)	(1)	—
Other Costs and Eliminations, net	(16)	(17)	1
Total Adjusted EBITDA	$175	$93	$82

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended March 31 (in millions):

	Quarter Ended March 31, 2015

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$13	$7	$—	$20
Southern Resources	31	20	—	51
Real Estate	19	—	83	102
Manufacturing	9	3	—	12
Energy and Natural Resources	5	2	—	7
Other	(1)	—	—	(1)
Other Costs and Eliminations	(19)	—	—	(19)
Other Unallocated Operating Income (Expense), net	3	—	—	3
Total	$60	$32	$83	$175

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	23
Interest Expense	(41)
(Provision) Benefit for Income Taxes	—
Net Income	$42

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$151
Interest Expense				41
Amortization of Debt Costs				(1)
Provision (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(30)
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				(1)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				16
Other				(1)
Adjusted EBITDA				$175

(1) Includes Equity Earnings (Loss) from Real Estate Development Ventures ($1 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($0), and basis in real estate sold ($0) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended March 31, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$16	$8	$—	$24
Southern Resources	31	18	—	49
Real Estate	12	—	6	18
Manufacturing	9	3	—	12
Energy and Natural Resources	6	2	—	8
Other	(1)	—	—	(1)
Other Costs and Eliminations	(18)	—	—	(18)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$56	$31	$6	$93

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	15
Interest Expense	(41)
(Provision) Benefit for Income Taxes	—
Net Income	$30

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$57
Interest Expense				41
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(28)
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				(1)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				25
Other				—
Adjusted EBITDA				$93

(1) Includes Equity Earnings (Loss) from Real Estate Development Ventures ($1 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($0), and basis in real estate sold ($0) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

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

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value(A)
March 31, 2015
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$439	$—	$—	$—	$—	$1,754	$2,193	$2,326
Average Interest Rate(C)	4.9%	4.7%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due				$783			$783	$895
Interest Rate				7.4%
Variable Rate Debt(D)					$225		$225	$225
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
March 31, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,257
Average Interest Rate(C)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$913
Interest Rate					7.4%
Variable Rate Debt						$225	$225	$225

(A)
The increase in fair value of our fixed rate debt compared to March 31, 2014 (excluding related party debt) was due primarily to lower market interest rates. At March 31, 2015, treasury rates were lower compared to March 31, 2014, resulting in lower market interest rates and an increase in the fair value of our fixed rate debt.

(B)	Excludes unamortized discount of $3 million and $4 million at March 31, 2015 and 2014, respectively.

(C)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of March 31, 2015 and March 31, 2014.

(D)
As of March 31, 2015, the interest rate for the term credit agreement was 1.68%. Not included in the above table are borrowings under our $700 million revolving line of credit of $56 million. As of March 31, 2015, the weighted-average interest rate on the $56 million of borrowings was 1.36%.

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

There have been no material changes to the company's Risk Factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 26, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the first quarter of 2015:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
January 1, 2015 through January 31, 2015	0 shares of common stock	$—	0 shares of common stock	$ 125 million
February 1, 2015 through February 28, 2015	47,263 shares of common stock	$44.80	0 shares of common stock	$ 125 million
March 1, 2015 through March 31, 2015	445,033 shares of common stock	$41.97	445,033 shares of common stock	$ 106 million
Total	492,296 shares of common stock	$42.25	445,033 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At March 31, 2015, the remaining share repurchase authorization was $106 million.

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

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2	Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

3.3	Amended and Restated Agreement of Limited Partnership of Plum Creek Timberlands, L.P. (Exhibit 3.3 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.1	Fourth Amendment to Plum Creek Pension Plan.

10.2	Form of Executive Restricted Stock Unit and Value Management Award Agreement for Plan Year 2015 (Exhibit 10.24 to Form 10-K, File No. 1-10239, for the year ended December 31, 2014).

12.1	Statements regarding computation of ratios.

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Date: May 6, 2015