Form 10-Q
period 2015-06-30
PLUM CREEK TIMBER CO INC
filed 2015-08-04
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of July 31, 2015 was 174,729,333.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions, Except Per Share Amounts)	2015	2014
REVENUES:
Timber	$170	$171
Real Estate	25	77
Manufacturing	92	94
Energy and Natural Resources	8	9
Other	7	5
Total Revenues	302	356

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	127	125
Real Estate	12	30
Manufacturing	77	84
Energy and Natural Resources	3	3
Other	8	5
Total Cost of Goods Sold	227	247
Selling, General and Administrative	32	30
Total Costs and Expenses	259	277

Other Operating Income (Expense), net	2	3

Operating Income	45	82

Earnings from Unconsolidated Entities	19	15

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	27	27
Interest Expense (Note Payable to Timberland Venture)	15	15
Total Interest Expense, net	42	42

Income before Income Taxes	22	55

Provision (Benefit) for Income Taxes	1	—

Net Income	$21	$55

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.12	$0.31
Net Income per Share – Diluted	$0.12	$0.31

Dividends Declared – per Common Share Outstanding	$0.44	$0.44

Weighted-Average Number of Shares Outstanding
– Basic	175.5	177.1
– Diluted	175.7	177.4

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$17	$17
Equity Earnings (Loss) from Real Estate Development Ventures	2	(2)
Earnings from Unconsolidated Entities	$19	$15

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions, Except Per Share Amounts)	2015	2014
REVENUES:
Timber	$362	$363
Real Estate	134	100
Manufacturing	186	184
Energy and Natural Resources	16	18
Other	10	8
Total Revenues	708	673

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	266	263
Real Estate	101	40
Manufacturing	160	163
Energy and Natural Resources	5	5
Other	10	8
Total Cost of Goods Sold	542	479
Selling, General and Administrative	65	59
Total Costs and Expenses	607	538

Other Operating Income (Expense), net	5	4

Operating Income	106	139

Earnings from Unconsolidated Entities	41	29

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	54	54
Interest Expense (Note Payable to Timberland Venture)	29	29
Total Interest Expense, net	83	83

Income before Income Taxes	64	85

Provision (Benefit) for Income Taxes	1	—

Net Income	$63	$85

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.35	$0.48
Net Income per Share – Diluted	$0.35	$0.47

Dividends Declared – per Common Share Outstanding	$0.88	$0.88

Weighted-Average Number of Shares Outstanding
– Basic	175.7	177.1
– Diluted	175.9	177.4

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$40	$32
Equity Earnings (Loss) from Real Estate Development Ventures	1	(3)
Earnings from Unconsolidated Entities	$41	$29

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2015	2014
NET INCOME	$21	$55

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	—	(2)
Less: Reclassification for Amounts Recognized in Net Income	—	—

Other Comprehensive Income (Loss) Before Tax	1	(1)

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	1	(1)

Comprehensive Income	$22	$54

	Six Months Ended June 30,
(In Millions)	2015	2014
NET INCOME	$63	$85

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	2	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	(1)
Less: Reclassification for Amounts Recognized in Net Income	(1)	—

Other Comprehensive Income (Loss) Before Tax	—	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	—

Comprehensive Income	$63	$85

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$83	$92
Accounts Receivable	43	38
Inventories	56	61
Deferred Tax Asset	6	6
Assets Held for Sale	60	98
Other Current Assets	15	15
	263	310

Timber and Timberlands, net	3,945	4,009
Minerals and Mineral Rights, net	286	289
Property, Plant and Equipment, net	118	120
Equity Investment in Timberland Venture	227	217
Equity Investment in Real Estate Development Ventures	126	126
Deferred Tax Asset	25	23
Investment in Grantor Trusts (at Fair Value)	48	48
Other Assets	42	45
Total Assets	$5,080	$5,187

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$439
Line of Credit	108	95
Accounts Payable	35	27
Interest Payable	26	22
Wages Payable	18	31
Taxes Payable	15	10
Deferred Revenue	34	23
Other Current Liabilities	11	10
	686	657

Long-Term Debt	1,976	1,976
Note Payable to Timberland Venture	783	783
Other Liabilities	102	100
Total Liabilities	3,547	3,516

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 174.9 at June 30, 2015 and 175.9 at December 31, 2014	2	2
Additional Paid-In Capital	2,961	2,955
Retained Earnings (Accumulated Deficit)	(363)	(271)
Treasury Stock, at Cost, Common Shares – 29.5 at June 30, 2015 and 28.3 at December 31, 2014	(1,044)	(992)
Accumulated Other Comprehensive Income (Loss)	(23)	(23)
Total Stockholders’ Equity	1,533	1,671
Total Liabilities and Stockholders’ Equity	$5,080	$5,187

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$63	$85
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014)	65	66
Basis of Real Estate Sold	92	31
Earnings from Unconsolidated Entities	(41)	(29)
Distributions from Timberland Venture	30	28
Distributions from Real Estate Development Ventures	1	—
Deferred Income Taxes	(2)	—
Working Capital Changes	15	7
Other	4	1
Net Cash Provided By (Used In) Operating Activities	227	189

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $4 MDF Fire Replacement Capital in 2014)	(38)	(40)
Timberlands Acquired	(7)	—
Contributions to Real Estate Development Ventures	(2)	(4)
Distributions from Real Estate Development Ventures	2	1
Insurance Recoveries (Property Damage)	1	—
Sales/(Purchases) of Marketable Securities, net	1	—
Net Cash Provided By (Used In) Investing Activities	(43)	(43)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(155)	(156)
Borrowings on Line of Credit	216	748
Repayments on Line of Credit	(203)	(1,063)
Proceeds from Stock Option Exercises	1	1
Acquisition of Treasury Stock	(52)	(2)
Net Cash Provided By (Used In) Financing Activities	(193)	(472)

Increase (Decrease) In Cash and Cash Equivalents	(9)	(326)
Cash and Cash Equivalents:
Beginning of Period	92	433

End of Period	$83	$107

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At June 30, 2015, the company owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern, and Northeast United States. Included in the 6.4 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At June 30, 2015, the company owned seven wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the company permanently closed its remanufacturing facility in Meridian, Idaho.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and six-month periods ended June 30 (in millions, except per share amounts):

	Quarter Ended June 30,
	2015	2014
Net Income Available to Common Stockholders	$21	$55
Denominator for Basic Earnings per Share	175.5	177.1
Effect of Dilutive Securities – Stock Options	0.2	0.2
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	—	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	175.7	177.4
Per Share Amounts:
Net Income Per Share – Basic	$0.12	$0.31
Net Income Per Share – Diluted	$0.12	$0.31

	Six Months Ended June 30,
	2015	2014
Net Income Available to Common Stockholders	$63	$85
Denominator for Basic Earnings per Share	175.7	177.1
Effect of Dilutive Securities – Stock Options	0.2	0.2
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	—	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	175.9	177.4
Per Share Amounts:
Net Income Per Share - Basic	$0.35	$0.48
Net Income Per Share - Diluted	$0.35	$0.47

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Raw Materials (primarily logs)	$9	$12
Work-In-Process	3	3
Finished Goods	29	31
	41	46
Supplies	15	15
Total	$56	$61

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Timber and Logging Roads, net	$2,490	$2,518
Timber Deeds, net	75	83
Timberlands	1,380	1,408
Timber and Timberlands, net	$3,945	$4,009

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Land, Buildings and Improvements	$99	$97
Machinery and Equipment	335	331
	434	428
Accumulated Depreciation	(316)	(308)
Property, Plant and Equipment, net	$118	$120

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

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. The company has filed a protest with IRS Appeals. Based on recent discussions with IRS Appeals, the company does not expect to reach a resolution with IRS Appeals and plans to file a petition in the United States Tax Court.

If the IRS's position is upheld on judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also be required to pay interest on the undistributed gain, which would be substantial, and, if applicable, penalties.

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

Note 7. Borrowings

Debt consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	108	95
Fixed Rate Debt
Senior Notes	1,330	1,330
Installment Note Payable	860	860
Note Payable to Timberland Venture	783	783
Total Debt	3,306	3,293
Less:
Current Portion of Long-Term Debt	439	439
Line of Credit	108	95
Long-Term Portion	$2,759	$2,759

(A)
The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.69% and 1.67% as of June 30, 2015 and December 31, 2014, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2015 and December 31, 2014.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.38% and 1.34% as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had $108 million of borrowings and $1 million of standby letters of credit outstanding; $591 million remained available for borrowing under our $700 million line of credit. As of July 1, 2015, $73 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2015 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2015	175.9	$2	$2,955	$(271)	$(992)	$(23)	$1,671
Net Income				42			42
Other Comprehensive Income (Loss)						(1)	(1)
Dividends				(77)			(77)
Stock Option Exercises	—	—	1				1
Shares Issued under Stock Incentive Plans	0.2	—	—				—
Share-based Compensation			3				3
Common Stock Repurchased	(0.5)	—			(21)		(21)
March 31, 2015	175.6	$2	$2,959	$(306)	$(1,013)	$(24)	$1,618
Net Income				21			21
Other Comprehensive Income (Loss)						1	1
Dividends				(78)			(78)
Share-based Compensation			2				2
Common Stock Repurchased	(0.7)	—			(31)		(31)
June 30, 2015	174.9	$2	$2,961	$(363)	$(1,044)	$(23)	$1,533

The changes in the company’s accumulated other comprehensive income (loss) by component, net of tax, were as follows during 2015 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge	Total
January 1, 2015	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
March 31, 2015	$12	$(41)	$5	$(24)
Other Comprehensive Income (Loss) before Reclassifications	—	—	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2015	$12	$(40)	$5	$(23)

(A)	Unrealized holding gains are reclassified to Other Operating Income (Expense), net in the Consolidated Statements of Income when the related available for sale securities are sold.

(B)	Amortization of actuarial gains and losses on the company's defined benefit pension plans is included in the computation of pension cost. See Note 10 of the Notes to Consolidated Financial Statements.

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

	Balance at June 30, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$80	$80
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$128	$128

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $83 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. At June 30, 2015, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations for the quarters and six-month periods ended June 30, 2015 and June 30, 2014. As of both June 30, 2015 and December 31, 2014, the amortized cost of the available-for-sale securities was approximately $31 million. See Note 8 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2015 and December 31, 2014. Changes in the fair value of trading securities were not material to the company's financial position or results of operations for the quarters and six-month periods ended June 30, 2015 and June 30, 2014.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at June 30, 2015
	Carrying Amount at June 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,373	$—	$1,373
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	108	—	108	—	108
Installment Note Payable (D)	860	—	891	—	891
Note Payable to Timberland Venture (E)	783	—	—	890	890
Total Debt	$3,306	$—	$2,597	$890	$3,487

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Note Payable to Timberland Venture (E)	783	—	—	892	892
Total Debt	$3,293	$—	$2,624	$892	$3,516

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2015 and 2014.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2015	2014
Service Cost	$2	$2
Interest Cost	3	2
Expected Return on Plan Assets	(3)	(3)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$2

	Six Months Ended June 30,
	2015	2014
Service Cost	$4	$4
Interest Cost	5	4
Expected Return on Plan Assets	(6)	(5)
Recognized Actuarial Loss	2	1
Total Pension Cost	$5	$4

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

Note 12. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 64,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of WestRock Company (formerly MeadWestvaco Corporation). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the company agreed to make additional capital contributions of at least $48 million in connection with its interest in the Class B Properties, of which $37 million remained outstanding as of June 30, 2015. The company does not intend to provide any other sources of financing for MWV-CLP. We account for our interest in MWV-CLP under the equity method of accounting.

The company is not the primary beneficiary of MWV-CLP. The company considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. WestRock Company has the power to direct the activities of MWV-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of MWV-CLP. WestRock Company also has the ability to control all management decisions associated with the 22,000 acres of the Class A Properties through its majority representation on the board of directors for the Class A Properties and its joint control of the Class B Properties due to its equal representation on the board of directors for the Class B Properties.

The carrying amount of our investment in MWV-CLP is $126 million as of both June 30, 2015 and December 31, 2014, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to loss is $126 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $37 million over the next six years. The company has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $227 million at June 30, 2015 and $217 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $227 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $40 million for the six-month period ending June 30, 2015 and were $32 million for the six-month period ending June 30, 2014. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets. For the six-month periods ended June 30, 2015 and June 30, 2014, amortization of basis difference was $12 million and $4 million, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $29 million for each of the six-month periods ended June 30, 2015 and 2014. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Six Months Ended June 30,
	2015	2014
Revenues	$10	$10
Cost of Goods Sold (A)	9	9
Selling, General and Administrative Expenses	2	2
Operating Income (Loss)	(1)	(1)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$28	$28

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $8 million for each of the six-month periods ended June 30, 2015 and 2014.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Quarter Ended June 30, 2015
External Revenues	$41	$129	$25	$92	$8	$7	$302
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	6	21	—	2	2	—	31
Basis of Real Estate Sold	—	—	9	—	—	—	9
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	2	2
Operating Income (Loss)	3	32	11	14	5	2	67

Quarter Ended June 30, 2014
External Revenues	$44	$127	$77	$94	$9	$5	$356
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	6	19	—	6	2	—	33
Basis of Real Estate Sold	—	—	25	—	—	—	25
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	(2)	(2)
Operating Income (Loss)	5	33	45	10	6	(3)	96

	Northern Resources	Southern Resources	Real Estate(D)	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Six Months Ended June 30, 2015
External Revenues	$105	$257	$134	$186	$16	$10	$708
Intersegment Revenues	12	—	—	—	—	—	12
Depreciation, Depletion and Amortization	13	41	—	5	4	—	63
Basis of Real Estate Sold	—	—	92	—	—	—	92
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	1	1
Operating Income (Loss)	16	63	30	23	10	1	143

Six Months Ended June 30, 2014
External Revenues	$113	$250	$100	$184	$18	$8	$673
Intersegment Revenues	14	—	—	—	—	—	14
Depreciation, Depletion and Amortization	14	37	—	9	4	—	64
Basis of Real Estate Sold	—	—	31	—	—	—	31
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	(3)	(3)
Operating Income (Loss)	21	64	57	19	12	(4)	169

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)
During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. For both the quarterly and six-month periods ended June 30, 2015 and June 30, 2014, we recorded gains related to insurance recoveries of $2 million and $4 million, respectively. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures is included in Operating Income (Loss) for the Other Segment. Equity earnings of $2 million and an equity loss of $2 million were recorded for the quarterly periods ended June 30, 2015 and June 30, 2014, respectively, and equity earnings of $1 million and an equity loss of $3 million were recorded for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2015 and June 30, 2014, respectively, and $2 million for each of the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

(D)
In January 2015, the company closed the second phase of a two-phase transaction with The Nature Conservancy, selling approximately 117,000 acres in Montana for $85 million. The first phase of the transaction, a sale of approximately 48,000 acres in Washington, closed in 2014. The total sales price of $131 million was allocated among the Montana and Washington properties based on an external appraisal.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2015	2014
Total Segment Operating Income	$67	$96
Corporate and Other Unallocated Expenses	(20)	(17)
Other Unallocated Operating Income (Expense), net	—	1
Equity Earnings from Timberland Venture	17	17
Total Interest Expense, net	(42)	(42)
Income before Income Taxes	$22	$55

	Six Months Ended June 30,
	2015	2014
Total Segment Operating Income	$143	$169
Corporate and Other Unallocated Expenses	(39)	(35)
Other Unallocated Operating Income (Expense), net	3	2
Equity Earnings from Timberland Venture	40	32
Total Interest Expense, net	(83)	(83)
Income before Income Taxes	$64	$85

Note 15. Subsequent Events

Quarterly Dividend. On August 4, 2015, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $77 million, which will be paid on August 31, 2015 to stockholders of record on August 14, 2015.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in November of 2014 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of June 30, 2015, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2015	2014
REVENUES:
Timber	$170	$171
Real Estate	25	77
Manufacturing	92	94
Energy and Natural Resources	8	9
Other	7	5
Total Revenues	302	356

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	127	125
Real Estate	12	30
Manufacturing	77	84
Energy and Natural Resources	3	3
Other	8	5
Total Cost of Goods Sold	227	247
Selling, General and Administrative	32	30
Total Costs and Expenses	259	277

Other Operating Income (Expense), net	2	3

Operating Income	45	82

Earnings from Unconsolidated Entities	19	15

Interest Expense, net	27	27

Income before Income Taxes	37	70

Provision (Benefit) for Income Taxes	1	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	36	70
Net Income Allocable to Series T-1 Preferred Interest	(15)	(15)
Net Income Available to Common Interest Partners	$21	$55

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$17	$17
Equity Earnings (Loss) from Real Estate Development Ventures	2	(2)
Earnings from Unconsolidated Entities	$19	$15

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2015	2014
REVENUES:
Timber	$362	$363
Real Estate	134	100
Manufacturing	186	184
Energy and Natural Resources	16	18
Other	10	8
Total Revenues	708	673

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	266	263
Real Estate	101	40
Manufacturing	160	163
Energy and Natural Resources	5	5
Other	10	8
Total Cost of Goods Sold	542	479
Selling, General and Administrative	65	59
Total Costs and Expenses	607	538

Other Operating Income (Expense), net	5	4

Operating Income	106	139

Earnings from Unconsolidated Entities	41	29

Interest Expense, net	54	54

Income before Income Taxes	93	114

Provision (Benefit) for Income Taxes	1	—

Net Income before Allocation to Series T-1 Preferred Interest and Partners	92	114
Net Income Allocable to Series T-1 Preferred Interest	(29)	(29)
Net Income Available to Common Interest Partners	$63	$85

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$40	$32
Equity Earnings (Loss) from Real Estate Development Ventures	1	(3)
Earnings from Unconsolidated Entities	$41	$29

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,
(In Millions)	2015	2014
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$36	$70

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	—	(2)
Less: Reclassification for Amounts Recognized in Net Income	—	—

Other Comprehensive Income (Loss) Before Tax	1	(1)

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	1	(1)

Comprehensive Income	$37	$69

	Six Months Ended June 30,
(In Millions)	2015	2014
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$92	$114

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	2	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(1)	(1)
Less: Reclassification for Amounts Recognized in Net Income	(1)	—

Other Comprehensive Income (Loss) Before Tax	—	—

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	—	—

Comprehensive Income	$92	$114

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$83	$92
Accounts Receivable	43	38
Inventories	56	61
Deferred Tax Asset	6	6
Assets Held for Sale	60	98
Other Current Assets	15	15
	263	310

Timber and Timberlands, net	3,945	4,009
Minerals and Mineral Rights, net	286	289
Property, Plant and Equipment, net	118	120
Equity Investment in Timberland Venture	227	217
Equity Investment in Real Estate Development Ventures	126	126
Deferred Tax Asset	25	23
Investment in Grantor Trusts ($48 at Fair Value in 2015 and 2014)	49	49
Other Assets	42	45
Total Assets	$5,081	$5,188

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$439
Line of Credit	108	95
Accounts Payable	35	27
Interest Payable	19	15
Wages Payable	18	31
Taxes Payable	15	10
Deferred Revenue	34	23
Other Current Liabilities	11	10
	679	650

Long-Term Debt	1,976	1,976
Other Liabilities	103	101
Total Liabilities	2,758	2,727

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,533	1,671
Total Partnership Capital	2,323	2,461
Total Liabilities and Partnership Capital	$5,081	$5,188

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In Millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$92	$114
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014)	65	66
Basis of Real Estate Sold	92	31
Earnings from Unconsolidated Entities	(41)	(29)
Distributions from Timberland Venture	30	28
Distributions from Real Estate Development Ventures	1	—
Deferred Income Taxes	(2)	—
Working Capital Changes	15	7
Other	4	1
Net Cash Provided By (Used In) Operating Activities	256	218

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $4 MDF Fire Replacement Capital in 2014)	(38)	(40)
Timberlands Acquired	(7)	—
Contributions to Real Estate Development Ventures	(2)	(4)
Distributions from Real Estate Development Ventures	2	1
Insurance Recoveries (Property Damage)	1	—
Sales/(Purchases) of Marketable Securities, net	1	—
Net Cash Provided By (Used In) Investing Activities	(43)	(43)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(206)	(157)
Cash Distributions for Series T-1 Preferred Interest	(29)	(29)
Borrowings on Line of Credit	216	748
Repayments on Line of Credit	(203)	(1,063)
Net Cash Provided By (Used In) Financing Activities	(222)	(501)

Increase (Decrease) In Cash and Cash Equivalents	(9)	(326)
Cash and Cash Equivalents:
Beginning of Period	92	433

End of Period	$83	$107

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

At June 30, 2015, the Operating Partnership owned and managed approximately 6.4 million acres of timberlands in the Northwest, Southern, and Northeast United States. Included in the 6.4 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 225,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At June 30, 2015, the Operating Partnership owned seven wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the Operating Partnership permanently closed its remanufacturing facility in Meridian, Idaho.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Raw Materials (primarily logs)	$9	$12
Work-In-Process	3	3
Finished Goods	29	31
	41	46
Supplies	15	15
Total	$56	$61

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Timber and Logging Roads, net	$2,490	$2,518
Timber Deeds, net	75	83
Timberlands	1,380	1,408
Timber and Timberlands, net	$3,945	$4,009

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Land, Buildings and Improvements	$99	$97
Machinery and Equipment	335	331
	434	428
Accumulated Depreciation	(316)	(308)
Property, Plant and Equipment, net	$118	$120

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Plum Creek's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to Plum Creek's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to Plum Creek at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. Plum Creek has filed a protest with IRS Appeals. Based on recent discussions with IRS Appeals, Plum Creek does not expect to reach a resolution with IRS Appeals and plans to file a petition in the United States Tax Court.

If the IRS's position is upheld on judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, Plum Creek could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. Plum Creek expects that as much as 80% of any such distribution could be made with Plum Creek's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. Plum Creek would also be required to pay interest on the undistributed gain, which would be substantial, and, if applicable, penalties.

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

Note 6. Borrowings

Debt consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	108	95
Fixed Rate Debt
Senior Notes	1,330	1,330
Installment Note Payable	860	860
Total Debt	2,523	2,510
Less:
Current Portion of Long-Term Debt	439	439
Line of Credit	108	95
Long-Term Portion	$1,976	$1,976

(A)
The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.69% and 1.67% as of June 30, 2015 and December 31, 2014, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2015 and December 31, 2014.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.38% and 1.34% as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had $108 million of borrowings and $1 million of standby letters of credit outstanding; $591 million remained available for borrowing under our $700 million line of credit. As of July 1, 2015, $73 million of the borrowings outstanding under our line of credit was repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2015 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2015	$790	$1,694	$(23)	$2,461
Net Income before Allocation to Series T-1 Preferred Interest and Partners		56		56
Other Comprehensive Income (Loss)			(1)	(1)
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(97)		(97)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3
March 31, 2015	$790	$1,642	$(24)	$2,408
Net Income before Allocation to Series T-1 Preferred Interest and Partners		36		36
Other Comprehensive Income (Loss)			1	1
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(109)		(109)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		2		2
June 30, 2015	$790	$1,556	$(23)	$2,323

The changes in the Operating Partnership's accumulated other comprehensive income (loss) by component, net of tax, were as follows during 2015 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge	Total
January 1, 2015	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
March 31, 2015	$12	$(41)	$5	$(24)
Other Comprehensive Income (Loss) before Reclassifications	—	—	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2015	$12	$(40)	$5	$(23)

(A)	Unrealized holding gains are reclassified to Other Operating Income (Expense), net in the Consolidated Statements of Income when the related available for sale securities are sold.

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

	Balance at June 30, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$80	$80
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$128	$128

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $83 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. At June 30, 2015, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations for the quarters and six-month periods ended June 30, 2015 and June 30, 2014. As of both June 30, 2015 and December 31, 2014, the amortized cost of the available-for-sale securities was approximately $31 million. See Note 7 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both June 30, 2015 and December 31, 2014. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations for the quarters and six-month periods ended June 30, 2015 and June 30, 2014.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at June 30, 2015
	Carrying Amount at June 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,373	$—	$1,373
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	108	—	108	—	108
Installment Note Payable (D)	860	—	891	—	891
Total Debt	$2,523	$—	$2,597	$—	$2,597

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Total Debt	$2,510	$—	$2,624	$—	$2,624

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the six-month periods ended June 30, 2015 and 2014.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2015	2014
Service Cost	$2	$2
Interest Cost	3	2
Expected Return on Plan Assets	(3)	(3)
Recognized Actuarial Loss	1	1
Total Pension Cost	$3	$2

	Six Months Ended June 30,
	2015	2014
Service Cost	$4	$4
Interest Cost	5	4
Expected Return on Plan Assets	(6)	(5)
Recognized Actuarial Loss	2	1
Total Pension Cost	$5	$4

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

Note 11. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 64,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of WestRock Company (formerly MeadWestvaco Corporation). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the Operating Partnership agreed to make additional capital contributions of at least $48 million in connection with its interest in the Class B Properties, of which $37 million remained outstanding as of June 30, 2015. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP. The Operating Partnership accounts for its interest in MWV-CLP under the equity method of accounting.

The Operating Partnership is not the primary beneficiary of MWV-CLP. The Operating Partnership considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. WestRock Company has the power to direct the activities of MWV-CLP that most significantly impact its economic performance through its ability to manage the day-to-day operations of MWV-CLP. WestRock Company also has the ability to control all management decisions associated with the 22,000 acres of the Class A Properties through its majority representation on the board of directors for the Class A Properties and its joint control of the Class B Properties due to its equal representation on the board of directors for the Class B Properties.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of our investment in MWV-CLP is $126 million as of both June 30, 2015 and December 31, 2014, and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $126 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $37 million over the next six years. The Operating Partnership has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $227 million at June 30, 2015 and $217 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $227 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $40 million for the six-month period ending June 30, 2015 and were $32 million for the six-month period ending June 30, 2014. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets. For the six-month periods ended June 30, 2015 and June 30, 2014, amortization of basis difference was $12 million and $4 million, respectively. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Six Months Ended June 30,
	2015	2014
Revenues	$10	$10
Cost of Goods Sold (A)	9	9
Selling, General and Administrative Expenses	2	2
Operating Income (Loss)	(1)	(1)
Interest Income, net	29	29
Net Income before Allocation to Preferred and Common Interests	$28	$28

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $8 million for each of the six-month periods ended June 30, 2015 and 2014.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and six-month periods ended June 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Quarter Ended June 30, 2015
External Revenues	$41	$129	$25	$92	$8	$7	$302
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	6	21	—	2	2	—	31
Basis of Real Estate Sold	—	—	9	—	—	—	9
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	2	2
Operating Income (Loss)	3	32	11	14	5	2	67

Quarter Ended June 30, 2014
External Revenues	$44	$127	$77	$94	$9	$5	$356
Intersegment Revenues	6	—	—	—	—	—	6
Depreciation, Depletion and Amortization	6	19	—	6	2	—	33
Basis of Real Estate Sold	—	—	25	—	—	—	25
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	(2)	(2)
Operating Income (Loss)	5	33	45	10	6	(3)	96

	Northern Resources	Southern Resources	Real Estate(D)	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Six Months Ended June 30, 2015
External Revenues	$105	$257	$134	$186	$16	$10	$708
Intersegment Revenues	12	—	—	—	—	—	12
Depreciation, Depletion and Amortization	13	41	—	5	4	—	63
Basis of Real Estate Sold	—	—	92	—	—	—	92
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	1	1
Operating Income (Loss)	16	63	30	23	10	1	143

Six Months Ended June 30, 2014
External Revenues	$113	$250	$100	$184	$18	$8	$673
Intersegment Revenues	14	—	—	—	—	—	14
Depreciation, Depletion and Amortization	14	37	—	9	4	—	64
Basis of Real Estate Sold	—	—	31	—	—	—	31
Other Operating Gain	—	—	—	2	—	—	2
Equity Earnings (Loss)	—	—	—	—	—	(3)	(3)
Operating Income (Loss)	21	64	57	19	12	(4)	169

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)
During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. For both the quarterly and six-month periods ended June 30, 2015 and June 30, 2014, we recorded gains related to insurance recoveries of $2 million and $4 million, respectively. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures is included in Operating Income (Loss) for the Other Segment. Equity earnings of $2 million and an equity loss $2 million were recorded for the quarterly periods ended June 30, 2015 and June 30, 2014, respectively, and equity earnings of $1 million and an equity loss of $3 million were recorded for the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $1 million for each of the quarterly periods ended June 30, 2015 and June 30, 2014, respectively, and $2 million for each of the six-month periods ended June 30, 2015 and June 30, 2014, respectively.

(D)
In January 2015, the Operating Partnership closed the second phase of a two-phase transaction with The Nature Conservancy, selling approximately 117,000 acres in Montana for $85 million. The first phase of the transaction, a sale of approximately 48,000 acres in Washington, closed in 2014. The total sales price of $131 million was allocated among the Montana and Washington properties based on an external appraisal.

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and six-month periods ended June 30 (in millions):

	Quarter Ended June 30,
	2015	2014
Total Segment Operating Income	$67	$96
Corporate and Other Unallocated Expenses	(20)	(17)
Other Unallocated Operating Income (Expense), net	—	1
Equity Earnings from Timberland Venture	17	17
Interest Expense, net	(27)	(27)
Income before Income Taxes	$37	$70

	Six Months Ended June 30,
	2015	2014
Total Segment Operating Income	$143	$169
Corporate and Other Unallocated Expenses	(39)	(35)
Other Unallocated Operating Income (Expense), net	3	2
Equity Earnings from Timberland Venture	40	32
Interest Expense, net	(54)	(54)
Income before Income Taxes	$93	$114

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Second Quarter 2015 Compared to Second Quarter 2014

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2015	2014
Operating Income (Loss) by Segment
Northern Resources	$3	$5	$(2)
Southern Resources	32	33	(1)
Real Estate	11	45	(34)
Manufacturing	14	10	4
Energy and Natural Resources	5	6	(1)
Other	2	(3)	5
Total Segment Operating Income	67	96	(29)
Other Costs and Eliminations	(20)	(17)	(3)
Other Unallocated Operating Income (Expense), net	—	1	(1)
Equity Earnings from Timberland Venture	17	17	—
Interest Expense (Debt Obligations to Unrelated Parties)	(27)	(27)	—
Interest Expense (Note Payable to Timberland Venture)	(15)	(15)	—
Provision (Benefit) for Income Taxes	1	—	1
Net Income	$21	$55	$(34)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.434	$79	0.499	$83
Pulpwood ($/Ton Delivered)	0.306	$47	0.248	$41
Total	0.740		0.747

Revenues decreased by $3 million, or 6%, to $47 million in the second quarter of 2015 compared to the second quarter of 2014. The decrease was due primarily to lower sawlog harvest volumes ($5 million) and lower sawlog prices ($2 million) offset, in part, by higher pulpwood prices ($2 million) and higher pulpwood volumes ($2 million).

Sawlog harvest volumes decreased 13% in the second quarter of 2015 compared to the second quarter of 2014 due primarily to recent land sales and the shift of harvest volumes previously scheduled for the current year to the next several years. Sawlog prices decreased 4% in the second quarter of 2015 compared to the second quarter of 2014. Sawlog prices declined during the second quarter of 2015 due primarily to lower log demand and an adequate supply of logs. The reduced demand for sawlogs is due primarily to fewer exports of logs and lumber to China. Exports to China have decreased as a result of the strong U.S. dollar and the slowing Chinese economy. Additionally, during the second quarter of 2015, there was an ample supply of sawlogs in the Western U.S. due to the unusually mild winter that led to favorable harvesting conditions.

Pulpwood prices increased 13% in the second quarter of 2015 compared to the second quarter of 2014 due primarily to a continued limited supply of hardwood pulpwood in the Lake States and Northeastern regions of the U.S., partially as a result of a shortage of loggers and haulers. Pulpwood harvest volumes increased 24% in the second quarter of 2015 compared to the second quarter of 2014 due primarily to extended cold winter weather in the early spring, which allowed for more harvesting operations compared to the prior year.

Northern Resources Segment operating income was 6% of its revenues for the second quarter of 2015 compared to 10% of its revenues for the second quarter of 2014. The decrease in operating performance was due primarily to lower sawlog prices and harvest volumes. Segment costs and expenses decreased by $1 million, or 2%, to $44 million.

For 2015, we expect sawlog harvest volumes to decrease between 10% and 15% compared to the 2.3 million tons we harvested in 2014 due primarily to recent land sales and the shift of harvest volumes previously scheduled for the current year to the next several years. We expect pulpwood harvest volumes in 2015 to approximate the 1.6 million tons we harvested in 2014.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.499	$22	1.619	$22
Pulpwood ($/Ton Stumpage)	2.270	$13	2.159	$12
Total	3.769		3.778

Revenues increased by $2 million, or 2%, to $129 million in the second quarter of 2015 compared to the second quarter of 2014. The increase was due primarily to higher pulpwood prices ($2 million).

Pulpwood prices increased 9% during the second quarter of 2015 compared to the second quarter of 2014. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, primarily wood pellet producers.

Sawlog prices generally remained at recessionary levels during the second quarter of 2015. Despite the 11% increase in housing starts during the first six months of 2015 compared to the first six months of 2014 and the approximately 3% increase in U.S. lumber production, sawlog prices have remained at recessionary levels because at current lumber production levels there is an ample supply of sawlogs.

Southern Resources Segment operating income was 25% of its revenues for the second quarter of 2015 compared to 26% of its revenues for the second quarter of 2014. Segment costs and expenses increased by $3 million, or 3%, to $97 million for the second quarter of 2015.

For 2015, we expect sawlog harvest volumes to decline modestly from the 6.5 million tons we harvested in 2014. We expect pulpwood harvest volumes in 2015 to approximate the 9.3 million tons we harvested in 2014. Additionally, during 2015 we expect to harvest a higher percentage of sawlogs and pulpwood from our Gulf South Region, which generally has lower sales realizations.

Real Estate Segment.

	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	1,515	$1	$955	23,640	$19	$790
Conservation	6,610	6	860	11,875	8	635
Higher and Better Use / Recreational	8,005	18	2,255	31,530	46	1,485
Conservation Easements	n/a	—	—	n/a	4	300
Total	16,130	$25		67,045	$77

Revenues decreased by $52 million, or 67%, to $25 million in the second quarter of 2015. This decrease is due primarily to selling approximately 49,400 acres in Wisconsin during the second quarter of 2014 for $45.3 million. The transaction consisted of the following collection of properties: approximately 22,400 acres of higher and better use / recreational property with an estimated value of $28.7 million; approximately 17,000 acres of small non-strategic property with an estimated value of $11.6 million; and approximately 10,000 acres of conservation property with an estimated value of $5 million.

Revenues from the sale of higher and better use / recreational properties were $18 million during the second quarter of 2015 compared to $46 million in the second quarter of 2014. This decrease of $28 million was due primarily to selling fewer higher and better use / recreational acres, partially offset by higher per acre selling prices during the second quarter of 2015. During the second quarter of 2015, the company sold 8,005 acres compared to selling 31,530 acres during the same period in the prior year. This decrease of 23,525 acres is due primarily to selling approximately 22,400 acres in Wisconsin during the second quarter of 2014. Furthermore, the reduction in acres sold is due to the company owning fewer lower value higher and better use / recreational acres along with the company retaining most of its superior quality acres until the rural real estate markets recover. The increase in the per acre selling prices is due primarily to the previously mentioned Wisconsin sale in the second quarter of 2014, which generally has lower land values than other regions of the country.

Revenues from the sale of small non-strategic properties were $1 million during the second quarter of 2015 compared to $19 million in the second quarter of 2014. This decrease of $18 million was due primarily to selling approximately 17,000 acres in Wisconsin during the second quarter of 2014 to a single buyer.

During the second quarter of 2014 the company sold a conservation easement in New Hampshire for $4 million. No easement sales occurred during the second quarter of 2015.

The timing of sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). In any period the average sales price per acre will vary based on the location and physical characteristics of the parcels sold.

Real Estate Segment operating income as a percent of revenue was 44% for the second quarter of 2015 and 58% for the second quarter of 2014. This decrease is due primarily to a higher operating margin on the 49,400 acres sold in Wisconsin during the second quarter of 2014 compared to the properties sold during the second quarter of 2015. Most of the Wisconsin property sold had low book values per acre as the property had been owned for decades. Real Estate Segment costs and expenses decreased by $18 million to $14 million in the second quarter of 2015 due primarily to selling fewer acres.

Manufacturing Segment. During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. For the quarterly period ended June 30, 2015, we recorded gains related to insurance recoveries of $1 million. For the quarterly period ended June 30, 2014, we recorded gains related to insurance recoveries of $4 million, which, when combined with the building and equipment loss, resulted in a net gain of $2 million. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 14 of the Notes to Consolidated Financial Statements.

Key operating statistics for the segment are as follows:

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	30,510 MBF	$422	39,697 MBF	$594
Plywood	45,265 MSF	$520	37,620 MSF	$468
MDF	59,374 MSF	$685	54,831 MSF	$675

(A)	Represents product prices at the mill level.

Revenues decreased by $2 million, or 2%, to $92 million in the second quarter of 2015 compared to the second quarter of 2014. This decrease in revenues was due primarily to lower lumber sales volumes ($6 million) and lower lumber prices ($5 million) partially offset by higher plywood sales volumes ($4 million), higher plywood prices ($2 million), higher MDF sales volumes ($2 million) and higher MDF prices ($1 million).

On January 29, 2015, we announced the permanent closure of our remanufacturing facility in Idaho. The mill stopped manufacturing boards by March 31, 2015 and sold all of its inventory by June 30, 2015. Excluding our Idaho remanufacturing facility, lumber sales volume decreased by 16% ($2 million) during the second quarter of 2015 compared to the second quarter of 2014 due primarily to the declining supply of logs in the region. Excluding our Idaho remanufacturing facility, lumber prices decreased by 15% ($2 million) during the second quarter of 2015 compared to the same period in the prior year due primarily to an excess supply of lumber. The supply of lumber available in the U.S. has increased due primarily to increased imports (primarily Canada) as a result of the strong U.S. dollar, along with an increase in domestic lumber production.

Plywood sales volume was 20% higher during the second quarter of 2015 compared to the second quarter of 2014 due primarily to increased purchases of veneer. Plywood production volumes decreased during the second quarter of 2014 due to the declining regional supply of logs, but production volumes have been restored to normal levels as a result of higher veneer purchases (which are now accounting for approximately 50% of the volume produced). Plywood average prices were 11% higher during the second quarter of 2015 compared to the second quarter of 2014 due primarily to continued strong demand from our industrial customers (e.g., recreational vehicle manufacturers) and an even greater focus on manufacturing higher value products.

MDF sales volume was 8% higher during the second quarter of 2015 compared to the second quarter of 2014 due primarily to the fire at our MDF facility on June 10, 2014, which temporarily suspended production. MDF average prices increased 2% in the second quarter of 2015 compared to the second quarter of 2014.

Excluding the impact of the net insurance recoveries during the second quarters of both 2015 and 2014, Manufacturing Segment operating income was 13% of its revenues for the second quarter of 2015 compared to 9% of its revenues for the second quarter of 2014. The increase in operating performance was due primarily to higher plywood and MDF prices and lower raw material and manufacturing costs. Excluding the net insurance recoveries during the second quarters of both 2015 and 2014, Manufacturing Segment costs and expenses decreased by $6 million, or 7%, to $80 million. The decrease in costs and expenses is due primarily to lower lumber sales volumes, lower MDF raw material costs ($2 million), lower MDF depreciation ($1 million), and a favorable workers’ compensation adjustment ($2 million), offset in part by higher MDF and plywood sales volumes. The lower MDF raw material costs is primarily due to declining resin prices, and the lower MDF depreciation expense is due to a portion of the equipment being fully depreciated by the end of 2014.

Energy and Natural Resources Segment. Revenues decreased by $1 million, or 11%, to $8 million during the second quarter of 2015. This decrease is due primarily to lower income from our oil, natural gas and coal leases.

Operating income was $5 million during the second quarter of 2015 compared to $6 million during the second quarter of 2014. Costs and expenses were $3 million in the second quarter of both 2015 and 2014.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with our investment in MWV-Charleston Land Partners, LLC ("MWV-CLP") are reported in the Other Segment.

Other Segment operating income for the second quarter of 2015 was $2 million compared to an Other Segment operating loss of $3 million for the second quarter of 2014. This change of $5 million is due primarily to reporting equity earnings/loss related to our investment in MWV-CLP, whereby during the second quarter of 2015 we reported equity earnings of $2 million and during the second quarter of 2014 we reported an equity loss of $2 million. The change of $4 million is due primarily to a large land sale by MWV-CLP during the second quarter of 2015. See Note 12 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead) decreased operating income by $20 million during the second quarter of 2015 and decreased operating income by $17 million during the second quarter of 2014. This increase of $3 million is due primarily to higher legal, consulting and compliance costs and higher wage and benefits costs.

Interest Expense, net. Interest expense, net of interest income, was $42 million for both of the quarters ended June 30, 2015 and June 30, 2014.

Provision (Benefit) for Income Taxes. The provision for income taxes was $1 million for the second quarter of 2015 compared to a provision for income taxes of essentially $0 for the second quarter of 2014. This increase in expense for income taxes was due primarily to higher earnings from our manufacturing businesses.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2015	2014
Operating Income (Loss) by Segment
Northern Resources	$16	$21	$(5)
Southern Resources	63	64	(1)
Real Estate	30	57	(27)
Manufacturing	23	19	4
Energy and Natural Resources	10	12	(2)
Other	1	(4)	5
Total Segment Operating Income	143	169	(26)
Other Costs and Eliminations	(39)	(35)	(4)
Other Unallocated Operating Income (Expense), net	3	2	1
Equity Earnings from Timberland Venture	40	32	8
Interest Expense (Debt Obligations to Unrelated Parties)	(54)	(54)	—
Interest Expense (Note Payable to Timberland Venture)	(29)	(29)	—
Provision (Benefit) for Income Taxes	1	—	1
Net Income	$63	$85	$(22)

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.004	$83	1.166	$85
Pulpwood ($/Ton Delivered)	0.766	$47	0.718	$43
Total	1.770		1.884

Revenues decreased by $10 million, or 8%, to $117 million for the first six months of 2015 compared to the first six months of 2014. The decrease was due primarily to lower sawlog harvest volumes ($13 million) and lower sawlog prices ($2 million) offset, in part, by higher pulpwood prices ($4 million) and higher pulpwood volumes ($2 million).

Sawlog harvest volumes decreased 14% during the first six months of 2015 compared to the first six months of 2014 due primarily to recent land sales and the shift of harvest volumes previously scheduled for the current year to the next several years. Sawlog prices decreased 2% during the first six months of 2015 compared to the first six months of 2014. Sawlog prices declined during the second quarter of 2015 due primarily to lower log demand and an adequate supply of logs. The reduced demand for sawlogs is due primarily to fewer exports of logs and lumber to China. Exports to China have decreased as a result of the strong U.S. dollar and the slowing Chinese economy. Additionally during the first six months of 2015, there was an ample supply of sawlogs in the Western U.S. due to the unusually mild winter that led to favorable harvesting conditions.

Pulpwood prices increased 11% for the first six months of 2015 compared to the first six months of 2014 due primarily to a continued limited supply of hardwood pulpwood in the Lake States and Northeastern regions of the U.S., partially as a result of a shortage of loggers and haulers. Pulpwood harvest volumes increased 7% during the first six months of 2015 compared to the first six months of 2014 due primarily to extended cold winter weather in the early spring, which allowed for more harvesting operations compared to the prior year.

Northern Resources Segment operating income was 14% of its revenues for the first six months of 2015 compared to 16% of its revenues for the first six months of 2014. The decrease in operating performance was due primarily to lower sawlog prices and harvest volumes. Segment costs and expenses decreased by $5 million, or 5%, to $101 million due primarily to lower sawlog harvest volumes.

For 2015, we expect sawlog harvest volumes to decrease between 10% and 15% compared to the 2.3 million tons we harvested in 2014 due primarily to recent land sales and the shift of harvest volumes previously scheduled for the current year to the next several years. We expect pulpwood harvest volumes in 2015 to approximate the 1.6 million tons we harvested in 2014.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	3.026	$23	3.169	$22
Pulpwood ($/Ton Stumpage)	4.365	$13	4.213	$12
Total	7.391		7.382

Revenues increased by $7 million, or 3%, to $257 million in the first six months of 2015 compared to the first six months of 2014. The increase was due primarily to higher pulpwood prices ($4 million), higher pulpwood volumes ($1 million), and higher sawlog prices ($1 million).

Pulpwood prices increased 9% during the first six months of 2015 compared to the first six months of 2014. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, primarily wood pellet producers. Pulpwood harvest volumes increased 4% during the first six months of 2015 compared to the first six months of 2014.

Sawlog prices generally remained at recessionary levels during the first six months of 2015. Despite the 11% increase in housing starts during the first six months of 2015 compared to the first six months of 2014 and the approximately 3% increase in U.S. lumber production, sawlog prices have remained at recessionary levels because at current lumber production levels there is an ample supply of sawlogs.

Southern Resources Segment operating income was 25% of its revenues for the first six months of 2015 compared to 26% of its revenues for the first six months of 2014. The decrease in operating margin was due primarily to higher depletion expense. Segment costs and expenses increased by $8 million, or 4%, to $194 million for the first six months of 2015 due primarily to higher average depletion rates ($4 million non-cash impact) and higher operating expenses. The increase in average depletion rates was due primarily to increased harvest volumes from our long-term timber deeds, which have a higher depletion rate compared to depletion rates on timberlands we own. Operating expenses increased primarily due to higher share-based compensation expense, forest management and road maintenance expenses.

For 2015, we expect sawlog harvest volumes to decline modestly from the 6.5 million tons we harvested in 2014. We expect pulpwood harvest volumes in 2015 to approximate the 9.3 million tons we harvested in 2014. Additionally, during 2015 we expect to harvest a higher percentage of sawlogs and pulpwood from our Gulf South Region, which generally has lower sales realizations.

Real Estate Segment.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	3,575	$4	$1,175	26,675	$23	$850
Conservation	127,770	94	735	15,290	14	865
Higher and Better Use / Recreational	16,015	36	2,230	35,655	55	1,570
Conservation Easements	n/a	—	—	n/a	8	320
Total	147,360	$134		77,620	$100

Revenues increased by $34 million, or 34%, to $134 million in the first six months of 2015 compared to the same period in the prior year. This increase is due primarily to an increase in revenues from conservation sales ($80 million), offset in part by a decrease in revenue from small non-strategic sales ($19 million) and higher and better use / recreational sales ($19 million).

Revenues from the sale of conservation properties were $94 million during the first six months of 2015 compared to $14 million in the first six months of 2014. During the first quarter of 2015, we concluded a two-phase deal with The Nature Conservancy by selling approximately 117,000 acres in Montana for $85 million. The first phase closed during the fourth quarter of 2014 and consisted of nearly 48,000 acres in the state of Washington. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenue from our higher and better use / recreational properties during the first six months of 2015 was $36 million compared to $55 million during the same period in the prior year. This decrease of $19 million was due primarily to selling fewer HBU acres, partially offset by higher per acre selling prices during the first six months of 2015. During the first six months of 2015, the company sold 16,015 acres of higher and better use / recreational properties compared to selling 35,655 acres during the same period in the prior year. This decrease of 19,640 acres is due primarily to selling approximately 22,400 acres in Wisconsin during the first six months of 2014. Furthermore, the reduction in acres sold is due to the company owning fewer lower value higher and better use / recreational acres along with the company retaining most of its superior quality acres until the rural real estate markets recover. The increase in the per acre selling prices is due primarily to the previously mentioned Wisconsin sale during the first six months of 2014, which generally has lower land values than other regions of the country.

Revenues from small non-strategic sales decreased due primarily to selling approximately 23,100 fewer acres during the first six months of 2015 compared to the same period of 2014. This decrease was due primarily to a Wisconsin transaction which closed during the second quarter of 2014 and consisted of a sale of approximately 17,000 acres of small non-strategic property with an estimated value of $11.6 million; approximately 22,400 acres of higher and better use / recreational property with an estimated value of $28.7 million; and approximately 10,000 acres of conservation property with an estimated value of $5 million. During 2015 there have not been any large package sales of small non-strategic properties.

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

We expect revenues from real estate sales during 2015 to range between $280 million and $300 million.

Real Estate Segment operating income was 22% of its revenues for the first six months of 2015 compared to 57% for 2014. This decrease is due primarily to selling a greater percentage of properties with a high book basis during the first six months of 2015 compared to selling a greater percentage of properties with a low book basis during the first six months of 2014. For example, the large conservation sale in Montana during the first quarter of 2015 (represents 79% of the acres sold during the first six months of 2015) had a relatively high book basis compared to our other properties as a result of stepping-up the book basis for our Montana properties to fair value in connection with our 2001 merger with The Timber Company. Furthermore, our sale of 49,400 acres in Wisconsin during the second quarter of 2014 (represents 64% of the acres sold during the first six months of 2014) had a relatively low book basis compared to our other properties as a result of owning most of the Wisconsin properties for several decades.

Real Estate Segment costs and expenses increased by $61 million to $104 million during the first six months of 2015 due primarily to selling more acres and selling properties with higher book value.

Manufacturing Segment. During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. For the quarterly period ended June 30, 2015, we recorded gains related to insurance recoveries of $2 million. For the quarterly period ended June 30, 2014, we recorded gains related to insurance recoveries of $4 million, which, when combined with the building and equipment loss, resulted in a net gain of $2 million. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 14 of the Notes to Consolidated Financial Statements.

Key operating statistics for the segment are as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	66,593 MBF	$488	77,400 MBF	$584
Plywood	92,795 MSF	$511	76,808 MSF	$460
MDF	113,427 MSF	$686	105,512 MSF	$677

(A)	Represents product prices at the mill level.

Revenues increased by $2 million, or 1%, to $186 million in the first six months of 2015 compared to the first six months of 2014. This increase in revenues was due primarily to higher plywood sales volumes ($5 million), higher plywood prices ($5 million), higher MDF sales volumes ($5 million) and higher MDF prices ($1 million), partially offset by lower lumber sales volumes ($9 million) and lower lumber prices ($5 million).

On January 29, 2015, we announced the permanent closure of our remanufacturing facility in Idaho. The mill stopped manufacturing boards by March 31, 2015 and sold all of its inventory by June 30, 2015. Excluding our Idaho remanufacturing facility, lumber sales volume decreased by 16% ($5 million) during the first six months of 2015 compared to the first six months of 2014 due primarily to the declining supply of logs in the region. Excluding our Idaho remanufacturing facility, lumber prices decreased by 12% ($3 million) during the first six months of 2015 compared to the same period in the prior year due primarily to an excess supply of lumber. The supply of lumber available in the U.S. has increased due primarily to increased imports (primarily Canada) as a result of the strong U.S. dollar, along with an increase in domestic lumber production.

Plywood sales volume was 21% higher during the first six months of 2015 compared to the first six months of 2014 due primarily to increased purchases of veneer. Plywood production volumes decreased during the first six months of 2014 due to the declining regional supply of logs, but production volumes have been restored to normal levels as a result of higher veneer purchases (which are now accounting for approximately 50% of the volume produced). Plywood average prices were 11% higher during the first six months of 2015 compared to the first six months of 2014 due primarily to continued strong demand from our industrial customers (e.g., recreational vehicle manufacturers), an even greater focus on manufacturing higher value products, and to a lesser extent, limited supply. The supply of plywood has been limited due to a competing West coast plywood mill that was destroyed by a fire in July 2014.

MDF sales volume was 8% higher during the first six months of 2015 compared to the first six months of 2014 due primarily to severe winter weather and rail transportation issues during the first quarter of 2014 that negatively impacted MDF sales volume. Prior year sales volume was also negatively impacted by the fire at our MDF facility on June 10, 2014, which temporarily suspended production. MDF average prices increased 1% in the first six months of 2015 compared to the first six months of 2014.

Excluding the impact of the net insurance recoveries during the second quarters of both 2015 and 2014, Manufacturing Segment operating income was 11% of its revenues for the first six months of 2015 compared to 9% of its revenues for the first six months of 2014. This increase in operating performance was due primarily to higher plywood prices and lower raw material and manufacturing costs. Excluding the net insurance recoveries during the second quarters of both 2015 and 2014, Manufacturing Segment costs and expenses decreased by $2 million, or 1%, to $165 million. The decrease in costs and expenses is due primarily to lower lumber sales volumes, lower MDF raw material costs ($2 million), lower MDF depreciation ($2 million), and a favorable workers’ compensation adjustment ($2 million), offset in part by higher MDF and plywood sales volumes. The lower MDF raw material costs are primarily due to declining resin prices, and the lower MDF depreciation expense is due to a portion of the equipment being fully depreciated by the end of 2014.

Energy and Natural Resources Segment. Revenues decreased by $2 million, or 11%, to $16 million during the first six months of 2015. This decrease is due primarily to lower income from our oil, natural gas and coal leases.

Operating income was $10 million during the first six months of 2015 compared to $12 million during the same period in the prior year. Costs and expenses were $6 million for the first six months of both 2015 and 2014.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with our investment in MWV-Charleston Land Partners, LLC ("MWV-CLP") are reported in the Other Segment.

Other Segment operating income for the first six months of 2015 was $1 million compared to an Other Segment operating loss of $4 million for the first six months of 2014. This change of $5 million is due primarily to reporting equity earnings/loss related to our investment in MWV-CLP, whereby during the first six months of 2015 we reported equity earnings of $1 million and during the first six months of 2014 we reported an equity loss of $3 million. The change of $4 million is due primarily to a large land sale by MWV-CLP during the second quarter of 2015. See Note 12 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead) decreased operating income by $39 million for the first six months of 2015 and decreased operating income by $35 million for the first six months of 2014. This increase of $4 million is due primarily to higher share-based compensation costs ($2 million) and higher wage and benefits costs ($1 million). The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $65 million during the first six months of 2015 and by $59 million during the first six months of 2014. This increase in expense of $6 million is due primarily to higher share-based compensation costs ($4 million) and higher wage and benefits costs ($2 million). The increase in share-based compensation expense is a result of fair value adjustments associated with our value management plan.

Equity Earnings from Timberland Venture. Equity earnings from the Timberland Venture were $40 million during the first six months of 2015 compared to $32 million during the first six months of 2014. The increase in equity earnings is due primarily to a land sale by the Timberland Venture during the first quarter of 2015.

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

Interest Expense, net. Interest expense, net of interest income, was $83 million for both of the six-month periods ended June 30, 2015 and June 30, 2014.

Provision (Benefit) for Income Taxes. The provision for income taxes was $1 million for the first six months of 2015 compared to a provision for income taxes of essentially $0 for the first six months of 2014. This $1 million increase in expense for income taxes was due primarily to higher earnings from our manufacturing businesses.

At June 30, 2015, we have recorded deferred tax assets of $61 million (net of a $12 million valuation allowance) and deferred tax liabilities of $30 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-

owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $61 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At June 30, 2015, we had a cash balance of $83 million and had availability of $591 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash for the six months ended June 30, 2015 and 2014 in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the six months ended June 30 (in millions):

	Six Months Ended June 30,
	2015	2014	Change
Net Cash Provided By (Used In) Operating Activities	$227	$189	$38
Net Cash Provided By (Used In) Investing Activities	(43)	(43)	—
Net Cash Provided By (Used In) Financing Activities	(193)	(472)	279
Change in Cash and Cash Equivalents	$(9)	$(326)	$317

Cash Flows from Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2015 totaled $227 million compared to the $189 million we generated during the six months ended June 30, 2014. This increase of $38 million is due primarily to higher proceeds from real estate sales ($31 million). See Results of Operations for a discussion of factors impacting real estate proceeds for our Real Estate Segment.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the six months ended June 30, 2015 were $38 million compared to $40 million for the same period in 2014. Planned capital expenditures for 2015 are expected to range between $90 million and $95 million and include approximately $72 million for our timberlands, $11 million for our manufacturing facilities, $3 million for our real estate development projects, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2015 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for real estate development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Real Estate Development Ventures. In connection with the timberland acquisition from MeadWestvaco Corporation, the company and MeadWestvaco Corporation formed a limited liability company (MWV-CLP). Plum Creek has agreed to make capital contributions to MWV-CLP through the year 2020, with minimum required contributions of $6 million during 2015. During the six months ended June 30, 2015, the company made contributions of $2 million to MWV-CLP. See Note 12 of the Notes to Consolidated Financial Statements.

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

The following table summarizes our sources and uses of cash (in millions):

	Six Months Ended June 30,
	2015	2014	Change
Sources of Cash:
Operations (A)	$182	$155	$27
Changes in Working Capital	15	7	8
Cash Distributions from Timberland Venture	30	28	2
Cash Distributions from Real Estate Development Ventures	3	1	2
Cash from Stock Option Exercises	1	1	—
Increase Debt Obligations, net	13	—	13
Total Sources of Cash	244	192	52
Uses of Cash:
Returned to Stockholders:
Dividends	(155)	(156)	1
Common Stock Repurchases	(52)	(2)	(50)
Reinvest in the Business:
Capital Expenditures (B)	(38)	(41)	3
Timberlands Acquired	(7)	—	(7)
Contributions to Real Estate Development Ventures	(2)	(4)	2
Meet Our Pension Obligations:
Sales/(Purchases) of Marketable Securities	1	—	1
Reduce Debt Obligations, net	—	(315)	315
Total Uses of Cash	(253)	(518)	265
Change in Cash and Cash Equivalents	$(9)	$(326)	$317

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Earnings from Unconsolidated Entities, Deferred Income Taxes, and Other Operating Activities (excluding Expenditures for Real Estate Development - see Footnote B) to Net Income.

(B)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development (which are included in Other Operating Activities) and Insurance Recoveries (Property Damage). Expenditures for Real Estate Development were $1 million for each of the six month periods ending June 30, 2015 and 2014.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.38% and 1.34% as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, we had $108 million of borrowings and $1 million of standby letters of credit outstanding; $591 million remained available for borrowing under our line of credit. As of July 1, 2015, $73 million of the borrowings outstanding under our line of credit was repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.69% and 1.67% as of June 30, 2015 and December 31, 2014, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both June 30, 2015 and December 31, 2014. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of June 30, 2015, the company had publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM"), which was issued in connection with the acquisition of certain timberland assets. Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the company's effective net interest rate on the installment note was approximately 4.5% as of both June 30, 2015 and December 31, 2014.

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of June 30, 2015.

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

As of June 30, 2015, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On August 4, 2015, the Board of Directors declared a dividend of $0.44 per share, or approximately $77 million, which will be paid on August 31, 2015 to stockholders of record on August 14, 2015. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current quarter and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. For the six months ended June 30, 2015, we repurchased 1.2 million shares of common stock at a total cost of $50 million, or an average cost per share of $41.46. At June 30, 2015, $75 million is available for share repurchases under the current Board of Directors' authorization.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. The comprehensive new standard will supersede existing revenue recognition guidance, including industry-specific requirements, and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. In July 2015, the FASB deferred the effective date of the standard by one year, and as such, the standard will now be effective for Plum Creek in the first quarter of 2018; however, entities are allowed to adopt one year earlier if they choose (i.e., the original effective date). The guidance permits two implementation approaches: (1) a retrospective application of the new standard with restatement of prior years; or (2) a modified retrospective basis whereby the new standard would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings. The company is currently evaluating the impact that adoption of this standard will have on our consolidated financial statements and disclosures, and the implementation approach to be used.

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

Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations, excluding Equity Earnings from the Timberland Venture, and before interest expense (including any gains or losses from extinguishment of debt), taxes, depreciation, depletion, amortization, and basis in real estate sold. In addition to including Equity Earnings or Loss from Real Estate Development Ventures in Adjusted EBITDA, we also include, as an add back to Operating Income for the Other Segment, our proportional share of depreciation, depletion, amortization, and basis in real estate sold from this equity method investment. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (U.S. GAAP) and the items excluded from Adjusted EBITDA are significant components of our consolidated financial statements.

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

Second Quarter 2015 Compared to Second Quarter 2014

The following table compares Adjusted EBITDA by segment for the quarters ended June 30 (in millions):

	Quarter Ended June 30,		Change
	2015	2014
Adjusted EBITDA by Segment
Northern Resources	$9	$11	$(2)
Southern Resources	53	52	1
Real Estate	20	70	(50)
Manufacturing	16	16	—
Energy and Natural Resources	7	8	(1)
Other	8	(2)	10
Other Costs and Eliminations, net	(19)	(15)	(4)
Total Adjusted EBITDA	$94	$140	$(46)

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended June 30 (in millions):

	Quarter Ended June 30, 2015

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$3	$6	$—	$9
Southern Resources	32	21	—	53
Real Estate	11	—	9	20
Manufacturing	14	2	—	16
Energy and Natural Resources	5	2	—	7
Other	2	—	6	8
Other Costs and Eliminations	(20)	1	—	(19)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$47	$32	$15	$94

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	17
Interest Expense	(42)
(Provision) Benefit for Income Taxes	(1)
Net Income	$21

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$76
Interest Expense				42
Amortization of Debt Costs				—
Provision (Benefit) for Income Taxes				1
Distributions from Timberland Venture				—
Distributions from Real Estate Development Ventures				(1)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				8
Deferred Income Taxes				2
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(31)
Other				(3)
Adjusted EBITDA				$94

(1) Includes Equity Earnings from Real Estate Development Ventures ($2 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($0), and basis in real estate sold ($6 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended June 30, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$5	$6	$—	$11
Southern Resources	33	19	—	52
Real Estate	45	—	25	70
Manufacturing	10	6	—	16
Energy and Natural Resources	6	2	—	8
Other	(3)	1	—	(2)
Other Costs and Eliminations	(17)	1	—	(16)
Other Unallocated Operating Income (Expense), net	1	—	—	1
Total	$80	$35	$25	$140

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	17
Interest Expense	(42)
(Provision) Benefit for Income Taxes	—
Net Income	$55

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$132
Interest Expense				42
Amortization of Debt Costs				—
Provision (Benefit) for Income Taxes				—
Distributions from Timberland Venture				—
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				(1)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(32)
Other				(1)
Adjusted EBITDA				$140

(1) Includes Equity Loss from Real Estate Development Ventures ($2 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($1 million), and basis in real estate sold ($0) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The following table compares Adjusted EBITDA by segment for the six months ended June 30 (in millions):

	Six Months Ended June 30,		Change
	2015	2014
Adjusted EBITDA by Segment
Northern Resources	$29	$35	$(6)
Southern Resources	104	101	3
Real Estate	122	88	34
Manufacturing	28	28	—
Energy and Natural Resources	14	16	(2)
Other	7	(3)	10
Other Costs and Eliminations, net	(35)	(32)	(3)
Total Adjusted EBITDA	$269	$233	$36

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the six months ended June 30 (in millions):

	Six Months Ended June 30, 2015

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$16	$13	$—	$29
Southern Resources	63	41	—	104
Real Estate	30	—	92	122
Manufacturing	23	5	—	28
Energy and Natural Resources	10	4	—	14
Other	1	—	6	7
Other Costs and Eliminations	(39)	1	—	(38)
Other Unallocated Operating Income (Expense), net	3	—	—	3
Total	$107	$64	$98	$269

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	40
Interest Expense	(83)
(Provision) Benefit for Income Taxes	(1)
Net Income	$63

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$227
Interest Expense				83
Amortization of Debt Costs				(1)
Provision (Benefit) for Income Taxes				1
Distributions from Timberland Venture				(30)
Distributions from Real Estate Development Ventures				(1)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				7
Deferred Income Taxes				2
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(15)
Other				(4)
Adjusted EBITDA				$269

(1) Includes Equity Earnings from Real Estate Development Ventures ($1 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($0), and basis in real estate sold ($6 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Six Months Ended June 30, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$21	$14	$—	$35
Southern Resources	64	37	—	101
Real Estate	57	—	31	88
Manufacturing	19	9	—	28
Energy and Natural Resources	12	4	—	16
Other	(4)	1	—	(3)
Other Costs and Eliminations	(35)	1	—	(34)
Other Unallocated Operating Income (Expense), net	2	—	—	2
Total	$136	$66	$31	$233

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	32
Interest Expense	(83)
(Provision) Benefit for Income Taxes	—
Net Income	$85

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$189
Interest Expense				83
Amortization of Debt Costs				(1)
Provision (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(28)
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization and Basis of Real Estate Sold from Real Estate Development Ventures				(2)
Deferred Income Taxes				—
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(7)
Other				(1)
Adjusted EBITDA				$233

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

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
June 30, 2015
Fixed Rate Debt
Third Party Obligations
Principal Due(A)	$439	$—	$—	$—	$—	$1,754	$2,193	$2,264
Average Interest Rate(B)	4.9%	4.7%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due				$783			$783	$890
Interest Rate				7.4%
Variable Rate Debt(C)					$225		$225	$225
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
June 30, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(A)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,289
Average Interest Rate(B)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$911
Interest Rate					7.4%
Variable Rate Debt						$225	$225	$225

(A)	Excludes unamortized discount of $3 million and $4 million at June 30, 2015 and 2014, respectively.

(B)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of June 30, 2015 and June 30, 2014.

(C)
As of June 30, 2015, the interest rate for the term credit agreement was 1.69%. Not included in the above table are borrowings under our $700 million revolving line of credit of $108 million. As of June 30, 2015, the weighted-average interest rate on the $108 million of borrowings was 1.38%.

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

The company's 2008 federal income tax return is currently being audited by the Internal Revenue Service (“IRS”). The IRS has proposed an adjustment to the company's U.S. federal income tax treatment of the Timberland Venture formation transaction, which occurred on October 1, 2008, on the basis that the transfer of the timberlands to Southern Diversified Timber, LLC was a taxable transaction to the company at the time of the transfer rather than a nontaxable capital contribution to the Timberland Venture. We have filed a protest with IRS Appeals. Based on recent discussions with IRS Appeals, the company does not expect to reach a resolution with IRS Appeals and plans to file a petition in the United States Tax Court.

If the IRS's position is upheld on judicial appeal, it could result in a maximum built-in gains tax liability of approximately $100 million. In addition, the company could be required to accelerate the distribution to its stockholders of up to $600 million of gain from the transaction. The company expects that as much as 80% of any such distribution could be made with the company's common stock, and stockholders would be subject to tax on the distribution at the applicable capital gains tax rate. The company would also be required to pay interest on the undistributed gain, which would be substantial, and, if applicable, penalties.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the second quarter of 2015:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
April 1, 2015 through April 30, 2015	547 shares of common stock	$43.49	0 shares of common stock	$ 106 million
May 1, 2015 through May 31, 2015	151,064 shares of common stock	$41.98	150,561 shares of common stock	$ 100 million
June 1, 2015 through June 30, 2015	610,286 shares of common stock	$40.96	610,286 shares of common stock	$ 75 million
Total	761,897 shares of common stock	$41.17	760,847 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 3, 2010, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on August 4, 2010. At June 30, 2015, the remaining share repurchase authorization was $75 million.

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

Date: August 4, 2015