Form 10-Q
period 2015-09-30
PLUM CREEK TIMBER CO INC
filed 2015-11-03
CIK 849213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s common stock, as of October 30, 2015 was 173,598,748.

PLUM CREEK TIMBER COMPANY, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter ended September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions, Except Per Share Amounts)	2015	2014
REVENUES:
Timber	$186	$200
Real Estate	129	69
Manufacturing	85	91
Energy and Natural Resources	8	8
Other	6	7
Total Revenues	414	375

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	139	144
Real Estate	43	35
Manufacturing	76	78
Energy and Natural Resources	3	3
Other	4	6
Total Cost of Goods Sold	265	266
Selling, General and Administrative	35	23
Total Costs and Expenses	300	289

Other Operating Income (Expense), net	1	5

Operating Income	115	91

Earnings from Unconsolidated Entities	25	15

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	27	27
Interest Expense (Note Payable to Timberland Venture)	14	14
Total Interest Expense, net	41	41

Income before Income Taxes	99	65

Provision (Benefit) for Income Taxes	(1)	4

Net Income	$100	$61

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.58	$0.34
Net Income per Share – Diluted	$0.58	$0.34

Dividends Declared – per Common Share Outstanding	$0.44	$0.44

Weighted-Average Number of Shares Outstanding
– Basic	174.3	176.8
– Diluted	174.6	177.1

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$19	$16
Equity Earnings (Loss) from Real Estate Development Ventures	6	(1)
Earnings from Unconsolidated Entities	$25	$15

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions, Except Per Share Amounts)	2015	2014
REVENUES:
Timber	$548	$563
Real Estate	263	169
Manufacturing	271	275
Energy and Natural Resources	24	26
Other	16	15
Total Revenues	1,122	1,048

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	405	407
Real Estate	144	75
Manufacturing	236	241
Energy and Natural Resources	8	8
Other	14	14
Total Cost of Goods Sold	807	745
Selling, General and Administrative	100	82
Total Costs and Expenses	907	827

Other Operating Income (Expense), net	6	9

Operating Income	221	230

Earnings from Unconsolidated Entities	66	44

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	81	81
Interest Expense (Note Payable to Timberland Venture)	43	43
Total Interest Expense, net	124	124

Income before Income Taxes	163	150

Provision (Benefit) for Income Taxes	—	4

Net Income	$163	$146

PER SHARE AMOUNTS:

Net Income per Share – Basic	$0.93	$0.82
Net Income per Share – Diluted	$0.93	$0.82

Dividends Declared – per Common Share Outstanding	$1.32	$1.32

Weighted-Average Number of Shares Outstanding
– Basic	175.2	177.0
– Diluted	175.5	177.3

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$59	$48
Equity Earnings (Loss) from Real Estate Development Ventures	7	(4)
Earnings from Unconsolidated Entities	$66	$44

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2015	2014
NET INCOME	$100	$61

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(3)	2
Less: Reclassification for Amounts Recognized in Net Income	—	—

Other Comprehensive Income (Loss) Before Tax	(2)	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(2)	2

Comprehensive Income	$98	$63

	Nine Months Ended September 30,
(In Millions)	2015	2014
NET INCOME	$163	$146

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	3	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(4)	1
Less: Reclassification for Amounts Recognized in Net Income	(1)	—

Other Comprehensive Income (Loss) Before Tax	(2)	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(2)	2

Comprehensive Income	$161	$148

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions, Except Per Share Amounts)	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$81	$92
Accounts Receivable	43	38
Inventories	59	61
Deferred Tax Asset	6	6
Assets Held for Sale	39	98
Other Current Assets	16	15
	244	310

Timber and Timberlands, net	3,924	4,009
Minerals and Mineral Rights, net	283	289
Property, Plant and Equipment, net	113	120
Equity Investment in Timberland Venture	217	217
Equity Investment in Real Estate Development Ventures	107	126
Deferred Tax Asset	28	23
Investment in Grantor Trusts (at Fair Value)	45	48
Other Assets	43	45
Total Assets	$5,004	$5,187

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$439
Line of Credit	42	95
Accounts Payable	36	27
Interest Payable	32	22
Wages Payable	21	31
Taxes Payable	17	10
Deferred Revenue	30	23
Other Current Liabilities	16	10
	633	657

Long-Term Debt	1,976	1,976
Note Payable to Timberland Venture	783	783
Other Liabilities	106	100
Total Liabilities	3,498	3,516

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 173.6 at September 30, 2015 and 175.9 at December 31, 2014	2	2
Additional Paid-In Capital	2,963	2,955
Retained Earnings (Accumulated Deficit)	(340)	(271)
Treasury Stock, at Cost, Common Shares – 30.8 at September 30, 2015 and 28.3 at December 31, 2014	(1,094)	(992)
Accumulated Other Comprehensive Income (Loss)	(25)	(23)
Total Stockholders’ Equity	1,506	1,671
Total Liabilities and Stockholders’ Equity	$5,004	$5,187

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$163	$146
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014)	99	101
Basis of Real Estate Sold	131	60
Earnings from Unconsolidated Entities	(66)	(44)
Distributions from Timberland Venture	59	57
Distributions from Real Estate Development Ventures	7	—
Deferred Income Taxes	(5)	2
Working Capital Changes	25	3
Other	9	(3)
Net Cash Provided By (Used In) Operating Activities	422	322

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $9 MDF Fire Replacement Capital in 2014)	(61)	(65)
Timberlands Acquired	(7)	—
Contributions to Real Estate Development Ventures	(5)	(9)
Distributions from Real Estate Development Ventures	24	5
Insurance Recoveries (Property Damage)	2	3
Sales/(Purchases) of Marketable Securities, net	1	—
Other	(1)	—
Net Cash Provided By (Used In) Investing Activities	(47)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(232)	(234)
Borrowings on Line of Credit	374	985
Repayments on Line of Credit	(427)	(1,300)
Proceeds from Stock Option Exercises	1	2
Acquisition of Treasury Stock	(102)	(52)
Net Cash Provided By (Used In) Financing Activities	(386)	(599)

Increase (Decrease) In Cash and Cash Equivalents	(11)	(343)
Cash and Cash Equivalents:
Beginning of Period	92	433

End of Period	$81	$90

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

The consolidated financial statements include all of the accounts of Plum Creek and its subsidiaries. At September 30, 2015, the company owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States. Included in the 6.3 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company has approximately 200,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At September 30, 2015, the company owned six wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the company permanently closed its remanufacturing facility in Meridian, Idaho. In October 2015, this facility was sold for $4 million, which approximated its net book value.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Earnings Per Share

The following table sets forth the reconciliation of basic and diluted earnings per share for the quarterly and nine-month periods ended September 30 (in millions, except per share amounts):

	Quarter Ended September 30,
	2015	2014
Net Income Available to Common Stockholders	$100	$61
Denominator for Basic Earnings per Share	174.3	176.8
Effect of Dilutive Securities – Stock Options	0.2	0.2
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	174.6	177.1
Per Share Amounts:
Net Income Per Share – Basic	$0.58	$0.34
Net Income Per Share – Diluted	$0.58	$0.34

	Nine Months Ended September 30,
	2015	2014
Net Income Available to Common Stockholders	$163	$146
Denominator for Basic Earnings per Share	175.2	177.0
Effect of Dilutive Securities – Stock Options	0.2	0.2
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	175.5	177.3
Per Share Amounts:
Net Income Per Share - Basic	$0.93	$0.82
Net Income Per Share - Diluted	$0.93	$0.82

Under the company's Stock Incentive Plan, the company grants restricted stock units, which prior to vesting, are entitled to non-forfeitable cash payments equal to dividends paid on the company's common shares. These awards are considered participating securities for purposes of computing basic and diluted earnings per share.

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the quarterly periods and nine-month periods ended September 30 (shares in millions):

	Quarter Ended September 30,
	2015	2014
Number of Options	0.3	—
Range of Exercise Prices	$42.22 to $43.23	N/A
Expiration on or before	May 2018	N/A

	Nine Months Ended September 30,
	2015	2014
Number of Options	0.1	—
Range of Exercise Prices	$42.22 to $43.23	N/A
Expiration on or before	May 2018	N/A

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Raw Materials (primarily logs)	$13	$12
Work-In-Process	2	3
Finished Goods	29	31
	44	46
Supplies	15	15
Total	$59	$61

Note 4. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Timber and Logging Roads, net	$2,474	$2,518
Timber Deeds, net	71	83
Timberlands	1,379	1,408
Timber and Timberlands, net	$3,924	$4,009

Note 5. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Land, Buildings and Improvements	$93	$97
Machinery and Equipment	333	331
	426	428
Accumulated Depreciation	(313)	(308)
Property, Plant and Equipment, net	$113	$120

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

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Borrowings

Debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	42	95
Fixed Rate Debt
Senior Notes	1,330	1,330
Installment Note Payable	860	860
Note Payable to Timberland Venture	783	783
Total Debt	3,240	3,293
Less:
Current Portion of Long-Term Debt	439	439
Line of Credit	42	95
Long-Term Portion	$2,759	$2,759

(A)
The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.69% and 1.67% as of September 30, 2015 and December 31, 2014, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2015 and December 31, 2014.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.37% and 1.34% as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had $42 million of borrowings and $1 million of standby letters of credit outstanding; $657 million remained available for borrowing under our $700 million line of credit. As of October 1, 2015, all of the borrowings outstanding under our line of credit were repaid.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8. Stockholders’ Equity

The changes in the company’s stockholders’ equity accounts were as follows during 2015 (in millions):

	Common Stock			Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Dollars	Paid-in Capital		Treasury Stock		Total Equity
January 1, 2015	175.9	$2	$2,955	$(271)	$(992)	$(23)	$1,671
Net Income				42			42
Other Comprehensive Income (Loss)						(1)	(1)
Dividends				(77)			(77)
Stock Option Exercises	—	—	1				1
Shares Issued under Stock Incentive Plans	0.2	—	—				—
Share-based Compensation			3				3
Common Stock Repurchased	(0.5)	—			(21)		(21)
March 31, 2015	175.6	$2	$2,959	$(306)	$(1,013)	$(24)	$1,618
Net Income				21			21
Other Comprehensive Income (Loss)						1	1
Dividends				(78)			(78)
Share-based Compensation			2				2
Common Stock Repurchased	(0.7)	—			(31)		(31)
June 30, 2015	174.9	$2	$2,961	$(363)	$(1,044)	$(23)	$1,533
Net Income				100			100
Other Comprehensive Income (Loss)						(2)	(2)
Dividends				(77)			(77)
Share-based Compensation			2				2
Common Stock Repurchased	(1.3)	—			(50)		(50)
September 30, 2015	173.6	$2	$2,963	$(340)	$(1,094)	$(25)	$1,506

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the company’s accumulated other comprehensive income (loss) by component, net of tax, were as follows during 2015 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge	Total
January 1, 2015	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
March 31, 2015	$12	$(41)	$5	$(24)
Other Comprehensive Income (Loss) before Reclassifications	—	—	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2015	$12	$(40)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(3)	—	—	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
September 30, 2015	$9	$(39)	$5	$(25)

(A)	Unrealized holding gains are reclassified to Other Operating Income (Expense), net in the Consolidated Statements of Income when the related available for sale securities are sold.

(B)	Amortization of actuarial gains and losses on the company's defined benefit pension plans is included in the computation of pension cost. See Note 10 of the Notes to Consolidated Financial Statements.

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

	Balance at September 30, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$80	$80
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$125	$125

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $81 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014. At September 30, 2015, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the company's non-qualified pension plans and are classified as available-for-sale securities. The company has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The company records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations for the quarters and nine-month periods ended September 30, 2015 and September 30, 2014. As of both September 30, 2015 and December 31, 2014, the amortized cost of the available-for-sale securities was approximately $31 million. See Note 8 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2015 and December 31, 2014. Changes in the fair value of trading securities were not material to the company's financial position or results of operations for the quarters and nine-month periods ended September 30, 2015 and September 30, 2014.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at September 30, 2015
	Carrying Amount at September 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,377	$—	$1,377
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	42	—	42	—	42
Installment Note Payable (D)	860	—	905	—	905
Note Payable to Timberland Venture (E)	783	—	—	885	885
Total Debt	$3,240	$—	$2,549	$885	$3,434

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Note Payable to Timberland Venture (E)	783	—	—	892	892
Total Debt	$3,293	$—	$2,624	$892	$3,516

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2015 and 2014.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 10. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2015	2014
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

	Nine Months Ended September 30,
	2015	2014
Service Cost	$6	$6
Interest Cost	7	6
Expected Return on Plan Assets	(8)	(7)
Recognized Actuarial Loss	3	1
Total Pension Cost	$8	$6

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

Note 12. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 57,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of WestRock Company (formerly MeadWestvaco Corporation). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the company agreed to make additional capital contributions of at least $48 million in connection with its interest in the Class B Properties, of which $34 million remained outstanding as of September 30, 2015. The company does not intend to provide any other sources of financing for MWV-CLP. We account for our interest in MWV-CLP under the equity method of accounting.

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

The carrying amount of our investment in MWV-CLP is $107 million at September 30, 2015 and $126 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

maximum exposure to loss is $107 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in the Class B Properties of $34 million over the next six years. The company has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $217 million at both September 30, 2015 and December 31, 2014, respectively, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $217 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

Note 13. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 12 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $59 million for the nine-month period ending September 30, 2015 and were $48 million for the nine-month period ending September 30, 2014. Equity earnings includes the amortization of the difference between the book value of the company’s investment and its proportionate share of the Timberland Venture’s net assets. For the nine-month periods ended September 30, 2015 and September 30, 2014, amortization of basis difference was $15 million and $7 million, respectively. Furthermore, interest expense in connection with the loan from the Timberland Venture was $43 million for each of the nine-month periods ended September 30, 2015 and 2014. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Nine Months Ended September 30,
	2015	2014
Revenues	$17	$15
Cost of Goods Sold (A)	12	14
Selling, General and Administrative Expenses	4	3
Operating Income (Loss)	1	(2)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$44	$41

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $11 million and $13 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Quarter Ended September 30, 2015
External Revenues	$50	$136	$129	$85	$8	$6	$414
Intersegment Revenues	5	—	—	—	—	—	5
Depreciation, Depletion and Amortization	7	21	—	3	3	—	34
Basis of Real Estate Sold	—	—	39	—	—	—	39
Other Operating Gain	—	—	—	1	—	—	1
Equity Earnings (Loss)	—	—	—	—	—	6	6
Operating Income (Loss)	6	33	84	8	5	6	142

Quarter Ended September 30, 2014
External Revenues	$64	$136	$69	$91	$8	$7	$375
Intersegment Revenues	7	—	—	—	—	—	7
Depreciation, Depletion and Amortization	7	22	1	3	2	—	35
Basis of Real Estate Sold	—	—	29	—	—	—	29
Other Operating Gain	—	—	—	5	—	—	5
Equity Earnings (Loss)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	13	35	34	16	6	(1)	103

	Northern Resources	Southern Resources	Real Estate(D)	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Nine Months Ended September 30, 2015
External Revenues	$155	$393	$263	$271	$24	$16	$1,122
Intersegment Revenues	17	—	—	—	—	—	17
Depreciation, Depletion and Amortization	20	62	—	8	7	—	97
Basis of Real Estate Sold	—	—	131	—	—	—	131
Other Operating Gain	—	—	—	3	—	—	3
Equity Earnings (Loss)	—	—	—	—	—	7	7
Operating Income (Loss)	22	96	114	31	15	7	285

Nine Months Ended September 30, 2014
External Revenues	$177	$386	$169	$275	$26	$15	$1,048
Intersegment Revenues	21	—	—	—	—	—	21
Depreciation, Depletion and Amortization	21	59	1	12	6	—	99
Basis of Real Estate Sold	—	—	60	—	—	—	60
Other Operating Gain	—	—	—	7	—	—	7
Equity Earnings (Loss)	—	—	—	—	—	(4)	(4)
Operating Income (Loss)	34	99	91	35	18	(5)	272

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)
During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. We recorded gains related to insurance recoveries of $1 million and $5 million for the quarterly periods ended September 30, 2015 and September 30, 2014, respectively and recorded insurance gains of $3 million and $9 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures is included in Operating Income (Loss) for the Other Segment. Equity earnings of $6 million and an equity loss of $1 million were recorded for the quarterly periods ended September 30, 2015 and September 30, 2014, respectively, and equity earnings of $7 million and an equity loss of $4 million were recorded for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $0 for each of the quarterly periods ended September 30, 2015 and September 30, 2014, and $2 million for each of the nine-month periods ended September 30, 2015 and September 30, 2014.

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

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2015	2014
Total Segment Operating Income	$142	$103
Corporate and Other Unallocated Expenses	(21)	(13)
Other Unallocated Operating Income (Expense), net	—	—
Equity Earnings from Timberland Venture	19	16
Total Interest Expense, net	(41)	(41)
Income before Income Taxes	$99	$65

	Nine Months Ended September 30,
	2015	2014
Total Segment Operating Income	$285	$272
Corporate and Other Unallocated Expenses	(60)	(48)
Other Unallocated Operating Income (Expense), net	3	2
Equity Earnings from Timberland Venture	59	48
Total Interest Expense, net	(124)	(124)
Income before Income Taxes	$163	$150

Note 15. Subsequent Events

Quarterly Dividend. On November 3, 2015, the Board of Directors authorized the company to make a dividend payment of $0.44 per share, or approximately $77 million, which will be paid on November 30, 2015 to stockholders of record on November 13, 2015.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in November of 2014 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of September 30, 2015, Plum Creek Timberlands, L.P. has publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2015	2014
REVENUES:
Timber	$186	$200
Real Estate	129	69
Manufacturing	85	91
Energy and Natural Resources	8	8
Other	6	7
Total Revenues	414	375

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	139	144
Real Estate	43	35
Manufacturing	76	78
Energy and Natural Resources	3	3
Other	4	6
Total Cost of Goods Sold	265	266
Selling, General and Administrative	35	23
Total Costs and Expenses	300	289

Other Operating Income (Expense), net	1	5

Operating Income	115	91

Earnings from Unconsolidated Entities	25	15

Interest Expense, net	27	27

Income before Income Taxes	113	79

Provision (Benefit) for Income Taxes	(1)	4

Net Income before Allocation to Series T-1 Preferred Interest and Partners	114	75
Net Income Allocable to Series T-1 Preferred Interest	(14)	(14)
Net Income Available to Common Interest Partners	$100	$61

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$19	$16
Equity Earnings (Loss) from Real Estate Development Ventures	6	(1)
Earnings from Unconsolidated Entities	$25	$15

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2015	2014
REVENUES:
Timber	$548	$563
Real Estate	263	169
Manufacturing	271	275
Energy and Natural Resources	24	26
Other	16	15
Total Revenues	1,122	1,048

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	405	407
Real Estate	144	75
Manufacturing	236	241
Energy and Natural Resources	8	8
Other	14	14
Total Cost of Goods Sold	807	745
Selling, General and Administrative	100	82
Total Costs and Expenses	907	827

Other Operating Income (Expense), net	6	9

Operating Income	221	230

Earnings from Unconsolidated Entities	66	44

Interest Expense, net	81	81

Income before Income Taxes	206	193

Provision (Benefit) for Income Taxes	—	4

Net Income before Allocation to Series T-1 Preferred Interest and Partners	206	189
Net Income Allocable to Series T-1 Preferred Interest	(43)	(43)
Net Income Available to Common Interest Partners	$163	$146

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$59	$48
Equity Earnings (Loss) from Real Estate Development Ventures	7	(4)
Earnings from Unconsolidated Entities	$66	$44

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended September 30,
(In Millions)	2015	2014
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$114	$75

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	1	—
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(3)	2
Less: Reclassification for Amounts Recognized in Net Income	—	—

Other Comprehensive Income (Loss) Before Tax	(2)	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(2)	2

Comprehensive Income	$112	$77

	Nine Months Ended September 30,
(In Millions)	2015	2014
NET INCOME BEFORE ALLOCATION TO SERIES T-1 PREFERRED INTEREST AND PARTNERS	$206	$189

OTHER COMPREHENSIVE INCOME BEFORE INCOME TAXES:
Defined Benefit Pension Plans:
Amortization of Actuarial Loss Reclassified to Pension Expense	3	1
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(4)	1
Less: Reclassification for Amounts Recognized in Net Income	(1)	—

Other Comprehensive Income (Loss) Before Tax	(2)	2

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	—

Other Comprehensive Income (Loss) After Tax	(2)	2

Comprehensive Income	$204	$191

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In Millions)	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$81	$92
Accounts Receivable	43	38
Inventories	59	61
Deferred Tax Asset	6	6
Assets Held for Sale	39	98
Other Current Assets	16	15
	244	310

Timber and Timberlands, net	3,924	4,009
Minerals and Mineral Rights, net	283	289
Property, Plant and Equipment, net	113	120
Equity Investment in Timberland Venture	217	217
Equity Investment in Real Estate Development Ventures	107	126
Deferred Tax Asset	28	23
Investment in Grantor Trusts ($45 and $48 at Fair Value in 2015 and 2014)	46	49
Other Assets	43	45
Total Assets	$5,005	$5,188

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$439	$439
Line of Credit	42	95
Accounts Payable	36	27
Interest Payable	25	15
Wages Payable	21	31
Taxes Payable	17	10
Deferred Revenue	30	23
Other Current Liabilities	16	10
	626	650

Long-Term Debt	1,976	1,976
Other Liabilities	107	101
Total Liabilities	2,709	2,727

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,506	1,671
Total Partnership Capital	2,296	2,461
Total Liabilities and Partnership Capital	$5,005	$5,188

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In Millions)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$206	$189
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014)	99	101
Basis of Real Estate Sold	131	60
Earnings from Unconsolidated Entities	(66)	(44)
Distributions from Timberland Venture	59	57
Distributions from Real Estate Development Ventures	7	—
Deferred Income Taxes	(5)	2
Working Capital Changes	25	3
Other	9	(3)
Net Cash Provided By (Used In) Operating Activities	465	365

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $9 MDF Fire Replacement Capital in 2014)	(61)	(65)
Timberlands Acquired	(7)	—
Contributions to Real Estate Development Ventures	(5)	(9)
Distributions from Real Estate Development Ventures	24	5
Insurance Recoveries (Property Damage)	2	3
Sales/(Purchases) of Marketable Securities, net	1	—
Other	(1)	—
Net Cash Provided By (Used In) Investing Activities	(47)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(333)	(284)
Cash Distributions for Series T-1 Preferred Interest	(43)	(43)
Borrowings on Line of Credit	374	985
Repayments on Line of Credit	(427)	(1,300)
Net Cash Provided By (Used In) Financing Activities	(429)	(642)

Increase (Decrease) In Cash and Cash Equivalents	(11)	(343)
Cash and Cash Equivalents:
Beginning of Period	92	433

End of Period	$81	$90

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

At September 30, 2015, the Operating Partnership owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern, and Northeast United States. Included in the 6.3 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the Operating Partnership has approximately 200,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At September 30, 2015, the Operating Partnership owned six wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the Operating Partnership permanently closed its remanufacturing facility in Meridian, Idaho. In October 2015, this facility was sold for $4 million, which approximated its net book value.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 2. Inventories

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Raw Materials (primarily logs)	$13	$12
Work-In-Process	2	3
Finished Goods	29	31
	44	46
Supplies	15	15
Total	$59	$61

Note 3. Timber and Timberlands

Timber and Timberlands consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Timber and Logging Roads, net	$2,474	$2,518
Timber Deeds, net	71	83
Timberlands	1,379	1,408
Timber and Timberlands, net	$3,924	$4,009

Note 4. Property, Plant and Equipment

Property, Plant and Equipment consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Land, Buildings and Improvements	$93	$97
Machinery and Equipment	333	331
	426	428
Accumulated Depreciation	(313)	(308)
Property, Plant and Equipment, net	$113	$120

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

Note 6. Borrowings

Debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Variable Rate Debt
Term Credit Agreement (A)	$225	$225
Revolving Line of Credit (B)	42	95
Fixed Rate Debt
Senior Notes	1,330	1,330
Installment Note Payable	860	860
Total Debt	2,457	2,510
Less:
Current Portion of Long-Term Debt	439	439
Line of Credit	42	95
Long-Term Portion	$1,976	$1,976

(A)
The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the $225 million term credit agreement was 1.69% and 1.67% as of September 30, 2015 and December 31, 2014, respectively. After giving effect to expected patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2015 and December 31, 2014.

(B)
The weighted-average interest rate for the borrowings on the line of credit was 1.37% and 1.34% as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had $42 million of borrowings and $1 million of standby letters of credit outstanding; $657 million remained available for borrowing under our $700 million line of credit. As of October 1, 2015, all of the borrowings outstanding under our line of credit were repaid.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7. Partners’ Capital

The changes in the Operating Partnership’s capital accounts were as follows during 2015 (in millions):

	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2015	$790	$1,694	$(23)	$2,461
Net Income before Allocation to Series T-1 Preferred Interest and Partners		56		56
Other Comprehensive Income (Loss)			(1)	(1)
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(97)		(97)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		3		3
March 31, 2015	$790	$1,642	$(24)	$2,408
Net Income before Allocation to Series T-1 Preferred Interest and Partners		36		36
Other Comprehensive Income (Loss)			1	1
Net Income Allocation to Series T-1 Preferred Interest	15	(15)		—
Distributions to Partners (Common Partnership Interests)		(109)		(109)
Distributions for Series T-1 Preferred Interest	(15)			(15)
Capital Contributions from Parent		2		2
June 30, 2015	$790	$1,556	$(23)	$2,323
Net Income before Allocation to Series T-1 Preferred Interest and Partners		114		114
Other Comprehensive Income (Loss)			(2)	(2)
Net Income Allocation to Series T-1 Preferred Interest	14	(14)		—
Distributions to Partners (Common Partnership Interests)		(127)		(127)
Distributions for Series T-1 Preferred Interest	(14)			(14)
Capital Contributions from Parent		2		2
September 30, 2015	$790	$1,531	$(25)	$2,296

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in the Operating Partnership's accumulated other comprehensive income (loss) by component, net of tax, were as follows during 2015 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge	Total
January 1, 2015	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(1)	—	—	(1)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(1)	1	—	—
March 31, 2015	$12	$(41)	$5	$(24)
Other Comprehensive Income (Loss) before Reclassifications	—	—	—	—
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
June 30, 2015	$12	$(40)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(3)	—	—	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)(A)	—	1	—	1
September 30, 2015	$9	$(39)	$5	$(25)

(A)	Unrealized holding gains are reclassified to Other Operating Income (Expense), net in the Consolidated Statements of Income when the related available for sale securities are sold.

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

	Balance at September 30, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$80	$80
Available-for-Sale Securities (B)	40	40
Trading Securities (B)	5	5
Total	$125	$125

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $81 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in Investment in Grantor Trusts in the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014. At September 30, 2015, investments in these mutual funds were approximately 45% in domestic (U.S.) equities, 25% in international equities and 30% in debt securities.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations for the quarters and nine-month periods ended September 30, 2015 and September 30, 2014. As of both September 30, 2015 and December 31, 2014, the amortized cost of the available-for-sale securities was approximately $31 million. See Note 7 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both September 30, 2015 and December 31, 2014. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations for the quarters and nine-month periods ended September 30, 2015 and September 30, 2014.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at September 30, 2015
	Carrying Amount at September 30, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,377	$—	$1,377
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	42	—	42	—	42
Installment Note Payable (D)	860	—	905	—	905
Total Debt	$2,457	$—	$2,549	$—	$2,549

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Total Debt	$2,510	$—	$2,624	$—	$2,624

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the nine-month periods ended September 30, 2015 and 2014.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9. Employee Pension Plans

The components of pension cost were as follows for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2015	2014
Service Cost	$2	$2
Interest Cost	2	2
Expected Return on Plan Assets	(2)	(2)
Recognized Actuarial Loss	1	—
Total Pension Cost	$3	$2

	Nine Months Ended September 30,
	2015	2014
Service Cost	$6	$6
Interest Cost	7	6
Expected Return on Plan Assets	(8)	(7)
Recognized Actuarial Loss	3	1
Total Pension Cost	$8	$6

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

Note 11. Variable Interest Entities

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 57,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of WestRock Company (formerly MeadWestvaco Corporation). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the Operating Partnership agreed to make additional capital contributions of at least $48 million in connection with its interest in the Class B Properties, of which $34 million remained outstanding as of September 30, 2015. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP. The Operating Partnership accounts for its interest in MWV-CLP under the equity method of accounting.

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

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The carrying amount of our investment in MWV-CLP is $107 million at September 30, 2015 and $126 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $107 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in the Class B Properties of $34 million over the next six years. The Operating Partnership has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 4% ownership interest in the Class A Properties in which it is generally entitled to 4% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $217 million at both September 30, 2015 and December 31, 2014, respectively, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $217 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12. Summarized Income Statement Information of the Timberland Venture

The earnings of the Timberland Venture are a significant component of consolidated earnings. See Note 11 of the Notes to Consolidated Financial Statements. Equity earnings for the Timberland Venture were $59 million for the nine-month period ending September 30, 2015 and were $48 million for the nine-month period ending September 30, 2014. Equity earnings includes the amortization of the difference between the book value of the Operating Partnership’s investment and its proportionate share of the Timberland Venture’s net assets. For the nine-month periods ended September 30, 2015 and September 30, 2014, amortization of basis difference was $15 million and $7 million, respectively. The table below presents summarized income statement information for the Timberland Venture (in millions):

	Nine Months Ended September 30,
	2015	2014
Revenues	$17	$15
Cost of Goods Sold (A)	12	14
Selling, General and Administrative Expenses	4	3
Operating Income (Loss)	1	(2)
Interest Income, net	43	43
Net Income before Allocation to Preferred and Common Interests	$44	$41

(A)	Cost of Goods Sold includes Depreciation, Depletion and Amortization of $11 million and $13 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13. Segment Information

The tables below present information about reported segments for the quarterly and nine-month periods ended September 30 (in millions):

	Northern Resources	Southern Resources	Real Estate	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Quarter Ended September 30, 2015
External Revenues	$50	$136	$129	$85	$8	$6	$414
Intersegment Revenues	5	—	—	—	—	—	5
Depreciation, Depletion and Amortization	7	21	—	3	3	—	34
Basis of Real Estate Sold	—	—	39	—	—	—	39
Other Operating Gain	—	—	—	1	—	—	1
Equity Earnings (Loss)	—	—	—	—	—	6	6
Operating Income (Loss)	6	33	84	8	5	6	142

Quarter Ended September 30, 2014
External Revenues	$64	$136	$69	$91	$8	$7	$375
Intersegment Revenues	7	—	—	—	—	—	7
Depreciation, Depletion and Amortization	7	22	1	3	2	—	35
Basis of Real Estate Sold	—	—	29	—	—	—	29
Other Operating Gain	—	—	—	5	—	—	5
Equity Earnings (Loss)	—	—	—	—	—	(1)	(1)
Operating Income (Loss)	13	35	34	16	6	(1)	103

	Northern Resources	Southern Resources	Real Estate(D)	Manufacturing(A)	Energy and Natural Resources	Other(B)	Total(C)

Nine Months Ended September 30, 2015
External Revenues	$155	$393	$263	$271	$24	$16	$1,122
Intersegment Revenues	17	—	—	—	—	—	17
Depreciation, Depletion and Amortization	20	62	—	8	7	—	97
Basis of Real Estate Sold	—	—	131	—	—	—	131
Other Operating Gain	—	—	—	3	—	—	3
Equity Earnings (Loss)	—	—	—	—	—	7	7
Operating Income (Loss)	22	96	114	31	15	7	285

Nine Months Ended September 30, 2014
External Revenues	$177	$386	$169	$275	$26	$15	$1,048
Intersegment Revenues	21	—	—	—	—	—	21
Depreciation, Depletion and Amortization	21	59	1	12	6	—	99
Basis of Real Estate Sold	—	—	60	—	—	—	60
Other Operating Gain	—	—	—	7	—	—	7
Equity Earnings (Loss)	—	—	—	—	—	(4)	(4)
Operating Income (Loss)	34	99	91	35	18	(5)	272

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)
During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. We recorded gains related to insurance recoveries of $1 million and $5 million for the quarterly periods ended September 30, 2015 and September 30, 2014, respectively, and recorded insurance gains of $3 million and $9 million for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

(B)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures is included in Operating Income (Loss) for the Other Segment. Equity earnings of $6 million and an equity loss of $1 million were recorded for the quarterly periods ended September 30, 2015 and September 30, 2014, respectively, and equity earnings of $7 million and an equity loss of $4 million were recorded for the nine-month periods ended September 30, 2015 and September 30, 2014, respectively.

(C)
Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $0 for each of the quarterly periods ended September 30, 2015 and September 30, 2014, and $2 million for each of the nine-month periods ended September 30, 2015 and September 30, 2014.

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

A reconciliation of total segment operating income to income before income taxes is presented below for the quarterly and nine-month periods ended September 30 (in millions):

	Quarter Ended September 30,
	2015	2014
Total Segment Operating Income	$142	$103
Corporate and Other Unallocated Expenses	(21)	(13)
Other Unallocated Operating Income (Expense), net	—	—
Equity Earnings from Timberland Venture	19	16
Interest Expense, net	(27)	(27)
Income before Income Taxes	$113	$79

	Nine Months Ended September 30,
	2015	2014
Total Segment Operating Income	$285	$272
Corporate and Other Unallocated Expenses	(60)	(48)
Other Unallocated Operating Income (Expense), net	3	2
Equity Earnings from Timberland Venture	59	48
Interest Expense, net	(81)	(81)
Income before Income Taxes	$206	$193

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Events

On September 15, 2015, we announced the formation of a timberland venture, Twin Creeks Timber, LLC (“Twin Creeks Timber”), with several institutional investors (i.e., several state investment funds). Initial capital contributions to Twin Creeks Timber are expected to occur in January 2016. We agreed to contribute approximately 260,000 acres of our southern timberlands (approximately 8% of the timberlands currently included in our Southern Resources Segment) in exchange for cash of approximately $420 million and a 25% common ownership interest in Twin Creeks Timber, initially valued at approximately $140 million. The institutional investors have agreed to initially contribute cash of approximately $420 million in exchange for 75% common ownership of Twin Creeks Timber.

Twin Creeks Timber is expected to raise total committed capital of approximately $1 billion from either existing investors or new investors. Plum Creek intends to maintain its 25% common ownership; and therefore, expects over the next several years to make future cash contributions of approximately $110 million to Twin Creeks Timber. Unless extended by unanimous vote of all investors, the term of Twin Creeks Timber is 15 years.

In addition to our 25% ownership interest in Twin Creeks Timber, we will also be responsible for managing the day-to-day operations of the timberland venture, and as a result, will earn a management fee. We do not expect the management fee will be material to our consolidated net income. We will account for our 25% ownership interest in Twin Creeks Timber under the equity method of accounting. It is expected that most of the equity earnings will be considered derived from qualified REIT activities. The $420 million of cash received in January 2016 will be accounted for as a deferred gain. We anticipate using the $420 million for paying down outstanding debt and repurchasing company stock.

Results of Operations

Third Quarter 2015 Compared to Third Quarter 2014

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2015	2014
Operating Income (Loss) by Segment
Northern Resources	$6	$13	$(7)
Southern Resources	33	35	(2)
Real Estate	84	34	50
Manufacturing	8	16	(8)
Energy and Natural Resources	5	6	(1)
Other	6	(1)	7
Total Segment Operating Income	142	103	39
Other Costs and Eliminations	(21)	(13)	(8)
Other Unallocated Operating Income (Expense), net	—	—	—
Equity Earnings from Timberland Venture	19	16	3
Interest Expense (Debt Obligations to Unrelated Parties)	(27)	(27)	—
Interest Expense (Note Payable to Timberland Venture)	(14)	(14)	—
Provision (Benefit) for Income Taxes	(1)	4	(5)
Net Income	$100	$61	$39

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	0.429	$82	0.595	$86
Pulpwood ($/Ton Delivered)	0.429	$50	0.430	$46
Total	0.858		1.025

Revenues decreased by $16 million, or 23%, to $55 million in the third quarter of 2015 compared to the third quarter of 2014. The decrease was due primarily to lower sawlog harvest volumes ($14 million) and lower sawlog prices ($2 million) offset, in part, by higher pulpwood prices ($2 million).

Sawlog harvest volumes decreased 28% in the third quarter of 2015 compared to the third quarter of 2014 due primarily to fire restrictions, recent land sales and recent harvest schedule updates. During the third quarter of 2015 and continuing into the fourth quarter, the Northwest U.S. experienced one of the worst fire seasons on record, which severely limited harvesting activities.

Sawlog prices decreased 4% in the third quarter of 2015 compared to the third quarter of 2014. The modest decline in sawlog prices was due in part to high mill inventories as a result of declining lumber exports and rising lumber imports. Lumber exports have been declining and imports have been rising as a result of the slowing Chinese economy and the strong U.S. dollar.

Pulpwood prices increased 10% in the third quarter of 2015 compared to the third quarter of 2014 due primarily to a log supply shortage in the Lake States and Northeastern regions of the U.S. earlier in the year. Current market prices for pulpwood are softening due to recently announced mill closures and curtailments.

Northern Resources Segment operating income was 11% of its revenues for the third quarter of 2015 compared to 18% of its revenues for the third quarter of 2014. The decrease in operating performance was due primarily to lower sawlog prices and harvest volumes. Segment costs and expenses decreased by $9 million, or 16%, to $49 million due primarily to lower sawlog harvest volumes.

For 2015, we expect sawlog harvest volumes to decrease approximately 15% compared to the 2.3 million tons we harvested in 2014 due primarily to recent land sales and recent harvest schedule updates. We expect pulpwood harvest volumes in 2015 to approximate the 1.6 million tons we harvested in 2014.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	1.596	$22	1.644	$22
Pulpwood ($/Ton Stumpage)	2.376	$13	2.395	$12
Total	3.972		4.039

Revenues were $136 million in both the third quarter of 2015 and 2014. Modestly higher pulpwood prices were offset by slightly lower harvest volumes.

Pulpwood prices increased 5% during the third quarter of 2015 compared to the third quarter of 2014. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, primarily wood pellet producers.

Sawlog prices remained at recessionary levels during the third quarter of 2015 and were essentially flat compared to the third quarter of 2014. Despite the 12% increase in housing starts during the first nine months of 2015 compared to the first nine months of 2014 and the approximately 3% increase in U.S. lumber production, sawlog prices have remained relatively flat because at current lumber production levels there is an ample supply of sawlogs.

Southern Resources Segment operating income was 24% of its revenues for the third quarter of 2015 compared to 26% of its revenues for the third quarter of 2014. Segment costs and expenses increased by $2 million, or 2%, to $103 million for the third quarter of 2015.

For 2015, we expect sawlog harvest volumes to decrease approximately 5% from the 6.5 million tons we harvested in 2014. We expect pulpwood harvest volumes in 2015 to decline modestly compared to the 9.3 million tons we harvested in 2014. The anticipated sawlog harvest level declines are due, in part, to high mill inventories, and recent production downtime and quota restrictions on log deliveries at many of our customers.

Real Estate Segment.

	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	1,060	$1	$650	3,245	$3	$1,030
Large Non-Strategic	97,715	120	1,230	—	—	—
Conservation	—	—	—	2,455	3	1,230
Higher and Better Use / Recreational	3,735	8	2,015	25,775	63	2,445
Conservation Easements	n/a	—	—	n/a	—	—
Total	102,510	$129		31,475	$69

Revenues increased by $60 million, or 87%, to $129 million in the third quarter of 2015. This increase is due primarily to selling large non-strategic acres ($120 million) during the third quarter of 2015, offset in part by lower revenues from higher and better use / recreational properties ($55 million).

During the third quarter of 2015, the company sold 97,715 large non-strategic acres in Florida for $120 million and did not sell any large non-strategic acres during the third quarter of 2014. The company will sell large non-strategic acres from time to time to commercial timberland buyers as opportunities arise. Additionally, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level (including the timber species and age class distribution), the timber growth rates, and the demand and supply of wood fiber in the local market.

Revenues from the sale of higher and better use / recreational properties were $8 million during the third quarter of 2015 compared to $63 million in the third quarter of 2014. This decrease of $55 million was due primarily to selling 22,040 fewer higher and better use / recreational acres. During the third quarter of 2015, the company sold 3,735 acres compared to selling 25,775 acres during the third quarter of 2014. In the third quarter of 2014, we sold approximately 8,800 acres from the 2013 MeadWestvaco acquisition and sold a package of approximately 8,650 acres in Oregon to a single buyer. However, during the third quarter of 2015, we sold fewer higher and better use / recreational acres due primarily to the timing of when we closed on certain package sales, owning fewer higher and better use / recreational acres and retaining most of our superior quality acres until the rural real estate markets recover.

The timing of sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales as there are a limited number of conservation buyers). In any period the average sales price per acre will vary based on the location and physical characteristics of the parcels sold.

Real Estate Segment operating income as a percent of revenue was 65% for the third quarter of 2015 and 49% for the third quarter of 2014. This increase is due primarily to a higher operating margin on the 97,715 acres sold in Florida during the third quarter of 2015 compared to the properties sold during the third quarter of 2014. The Florida property had a relatively low book basis as a result of owning the Florida timberlands for several decades, whereas conversely, the 8,800 acres sold during the third quarter of 2014 that were acquired in connection with the 2013 MeadWestvaco acquisition had a relatively high book basis. Real Estate Segment costs and expenses increased by $10 million to $45 million in the third quarter of 2015 due primarily to selling more acres.

Manufacturing Segment. During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. For the quarterly period ended September 30, 2015, we recorded gains related to insurance recoveries of $1 million. For the quarterly period ended September 30, 2014, we recorded gains related to insurance recoveries of $5 million. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 14 of the Notes to Consolidated Financial Statements.

Key operating statistics for the segment are as follows:

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	27,862 MBF	$398	40,445 MBF	$579
Plywood	45,532 MSF	$512	46,693 MSF	$498
MDF	56,713 MSF	$677	48,810 MSF	$677

(A)	Represents product prices at the mill level.

Revenues decreased by $6 million, or 7%, to $85 million in the third quarter of 2015 compared to the third quarter of 2014. This decrease in revenues was due primarily to lower lumber sales volumes ($10 million) and lower lumber prices ($5 million) partially offset by higher MDF sales volumes ($9 million).

On January 29, 2015, we announced the permanent closure of our remanufacturing facility in Idaho. The mill stopped manufacturing boards by March 31, 2015 and sold all of its inventory by June 30, 2015. In October 2015, this facility was sold for $4 million, which approximated its net book value. Excluding our Idaho remanufacturing facility, lumber sales volume decreased by 6% ($1 million) during the third quarter of 2015 compared to the third quarter of 2014 due primarily to the declining supply of logs in the region. Excluding our Idaho remanufacturing facility, lumber prices decreased by 17% ($2 million) during the third quarter of

2015 compared to the same period in the prior year due primarily to an excess supply of lumber. The supply of lumber available in the U.S. has increased due primarily to increased imports (primarily Canada) as a result of the strong U.S. dollar, along with an increase in domestic lumber production. During the first half of 2015, Canada increased its exports to the United States by 5%, and now accounts for 28% of the total lumber available in the U.S.

MDF sales volume was 16% higher during the third quarter of 2015 compared to the third quarter of 2014 due primarily to the fire at our MDF facility on June 10, 2014, which temporarily suspended production.

Excluding the impact of the net insurance recoveries during the third quarters of both 2015 and 2014, Manufacturing Segment operating income was 8% of its revenues for the third quarter of 2015 compared to 12% of its revenues for the third quarter of 2014. The decrease in operating performance was due primarily to lower lumber prices and higher plywood raw material and manufacturing costs. Excluding the net insurance recoveries during the third quarters of both 2015 and 2014, Manufacturing Segment costs and expenses decreased by $2 million, or 3%, to $78 million. The decrease in costs and expenses is due primarily to lower lumber sales volumes, offset in part by higher MDF sales volumes and increased plywood raw material and manufacturing costs. Plywood raw material and manufacturing costs increased by $2 million as a result of increased veneer purchases due to the declining supply of logs in the region.

Energy and Natural Resources Segment. Revenues were $8 million during the third quarter of 2015 and 2014. Operating income was $5 million during the third quarter of 2015 compared to $6 million during the third quarter of 2014. Costs and expenses increased by $1 million to $3 million in the third quarter of 2015.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with our investment in MWV-Charleston Land Partners, LLC ("MWV-CLP") are reported in the Other Segment.

Other Segment operating income for the third quarter of 2015 was $6 million compared to an Other Segment operating loss of $1 million for the third quarter of 2014. This change of $7 million is due primarily to reporting equity earnings/loss related to our investment in MWV-CLP, whereby during the third quarter of 2015 we reported equity earnings of $6 million and during the third quarter of 2014 we reported an equity loss of $1 million. The change of $7 million is due primarily to a large land sale by MWV-CLP during the third quarter of 2015. See Note 12 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead) decreased operating income by $21 million during the third quarter of 2015 and decreased operating income by $13 million during the third quarter of 2014. This increase of $8 million is due primarily to higher share-based compensation costs ($5 million), higher wage and pension expenses ($1 million), and a charitable contribution to an institution of higher education ($1 million). The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $35 million during the third quarter of 2015 and by $23 million during the third quarter of 2014. This increase in expense of $12 million is due primarily to higher share-based compensation costs ($9 million), higher wage and pension expenses ($2 million), and a charitable contribution to an institution of higher education ($1 million). The increase in share-based compensation expense is a result of fair value adjustments associated with our value management plan.

Interest Expense, net. Interest expense, net of interest income, was $41 million for both of the quarters ended September 30, 2015 and September 30, 2014.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1 million for the third quarter of 2015 compared to a provision for income taxes of $4 million for the third quarter of 2014. This $5 million decrease in expense for income taxes was due primarily to lower earnings from our manufacturing businesses and lower earnings from real estate sales by our taxable REIT subsidiaries in the third quarter of 2015. Lower earnings for our manufacturing businesses in the third quarter of 2015 are due primarily to gains for partial insurance recoveries related to our MDF facility. We recognized $1 million of insurance gains in the third quarter of 2015 compared to $5 million of insurance gains in the third quarter of 2014. Real estate sales are made by both our taxable REIT subsidiaries and various wholly-owned subsidiaries of our REIT depending upon the nature and characteristics of the timberlands being sold.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2015	2014
Operating Income (Loss) by Segment
Northern Resources	$22	$34	$(12)
Southern Resources	96	99	(3)
Real Estate	114	91	23
Manufacturing	31	35	(4)
Energy and Natural Resources	15	18	(3)
Other	7	(5)	12
Total Segment Operating Income	285	272	13
Other Costs and Eliminations	(60)	(48)	(12)
Other Unallocated Operating Income (Expense), net	3	2	1
Equity Earnings from Timberland Venture	59	48	11
Interest Expense (Debt Obligations to Unrelated Parties)	(81)	(81)	—
Interest Expense (Note Payable to Timberland Venture)	(43)	(43)	—
Provision (Benefit) for Income Taxes	—	4	(4)
Net Income	$163	$146	$17

Northern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.433	$83	1.761	$85
Pulpwood ($/Ton Delivered)	1.195	$48	1.148	$44
Total	2.628		2.909

Revenues decreased by $26 million, or 13%, to $172 million for the first nine months of 2015 compared to the first nine months of 2014. The decrease was due primarily to lower sawlog harvest volumes ($27 million) and lower sawlog prices ($4 million) offset, in part, by higher pulpwood prices ($5 million) and higher pulpwood volumes ($2 million).

Sawlog harvest volumes decreased 19% during the first nine months of 2015 compared to the first nine months of 2014 due primarily to recent land sales, recent harvest schedule updates, and fire restrictions.

Sawlog prices decreased 3% during the first nine months of 2015 compared to the first nine months of 2014 due primarily to lower log demand and an adequate supply of logs. The reduced demand for sawlogs is due primarily to fewer exports of logs and lumber to China. Exports to China have decreased as a result of the strong U.S. dollar and the slowing Chinese economy. Additionally during the first six months of 2015, there was an ample supply of sawlogs in the Northwest U.S. due to unusually mild weather that led to favorable harvesting conditions.

Pulpwood prices increased 10% for the first nine months of 2015 compared to the first nine months of 2014 due primarily to a continued limited supply of pulpwood in the Lake States and Northeastern regions of the U.S., partially as a result of a shortage of loggers and haulers. Although many of our pulpwood customers continued to build up their log inventories for most of the third quarter of 2015, log demand slowed later in the quarter following several announced mill closures and curtailments in the Northeastern U.S. Pulpwood harvest volumes increased 4% during the first nine months of 2015 compared to the first nine months of 2014 due primarily to extended cold winter weather in the early spring, which allowed for more harvesting operations compared to the prior year.

Northern Resources Segment operating income was 13% of its revenues for the first nine months of 2015 compared to 17% of its revenues for the first nine months of 2014. The decrease in operating performance was due primarily to lower sawlog prices and harvest volumes. Segment costs and expenses decreased by $14 million, or 9%, to $150 million due primarily to lower sawlog harvest volumes.

For 2015, we expect sawlog harvest volumes to decrease approximately 15% compared to the 2.3 million tons we harvested in 2014 due primarily to recent land sales and recent harvest schedule updates. We expect pulpwood harvest volumes in 2015 to approximate the 1.6 million tons we harvested in 2014.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	4.622	$22	4.813	$22
Pulpwood ($/Ton Stumpage)	6.741	$13	6.608	$12
Total	11.363		11.421

Revenues increased by $7 million, or 2%, to $393 million in the first nine months of 2015 compared to the first nine months of 2014. The increase was due primarily to higher pulpwood prices ($4 million), higher pulpwood volumes ($1 million), and higher sawlog prices ($1 million).

Pulpwood prices increased 7% during the first nine months of 2015 compared to the first nine months of 2014. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, primarily wood pellet producers. Pulpwood harvest volumes increased 2% during the first nine months of 2015 compared to the first nine months of 2014.

Sawlog prices generally remained at recessionary levels during the first nine months of 2015, increasing only 2% compared to the first nine months of 2014. Despite the 12% increase in housing starts during the first nine months of 2015 compared to the first nine months of 2014 and the approximately 3% increase in U.S. lumber production, sawlog prices have remained relatively flat because at current lumber production levels there is an ample supply of sawlogs.

Southern Resources Segment operating income was 24% of its revenues for the first nine months of 2015 compared to 26% of its revenues for the first nine months of 2014. The decrease in operating margin was due primarily to higher depletion expense and higher operating expenses. Segment costs and expenses increased by $10 million, or 4%, to $297 million for the first nine months of 2015 due primarily to higher average depletion rates ($4 million non-cash impact) and higher costs and operating expenses. The increase in average depletion rates was due primarily to increased harvest volumes from our long-term timber deeds, which have a higher depletion rate compared to depletion rates on timberlands we own. Costs and operating expenses increased primarily due to higher share-based compensation expense ($2 million), forest management ($1 million) and road maintenance expenses ($1 million).

For 2015, we expect sawlog harvest volumes to decrease approximately 5% from the 6.5 million tons we harvested in 2014. We expect pulpwood harvest volumes in 2015 to decline modestly compared to the 9.3 million tons we harvested in 2014. The anticipated sawlog harvest level declines are due, in part, to high mill inventories, and recent production downtime and quota restrictions on log deliveries at many of our customers.

Real Estate Segment.

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	4,635	$5	$1,055	29,920	$26	$875
Large Non-Strategic	97,715	120	1,230	—	—	—
Conservation	127,770	94	735	17,745	17	920
Higher and Better Use / Recreational	19,750	44	2,190	61,430	118	1,935
Conservation Easements	n/a	—	—	n/a	8	320
Total	249,870	$263		109,095	$169

Revenues increased by $94 million, or 56%, to $263 million in the first nine months of 2015 compared to the first nine months of 2014. This increase is due primarily to an increase in revenues from selling 97,715 large non-strategic acres ($120 million) and conservation sales ($77 million), offset in part by a decrease in revenues from higher and better use / recreational sales ($74 million) and small non-strategic sales ($21 million).

During the first nine months of 2015, the company sold 97,715 large non-strategic acres in Florida for $120 million and did not sell any large non-strategic acres during the first nine months of 2014. The company will sell large non-strategic acres from time to time to commercial timberland buyers as opportunities arise. Additionally, the price per acre for large non-strategic timberlands can vary significantly due to the geographic location, the stocking level (including the timber species and age class distribution), the timber growth rates, and the demand and supply of wood fiber in the local market.

Revenues from the sale of conservation properties were $94 million during the first nine months of 2015 compared to $17 million in the first nine months of 2014. During the first quarter of 2015, we concluded a two-phase deal with The Nature Conservancy by selling approximately 117,000 acres in Montana for $85 million. The first phase closed during the fourth quarter of 2014 and consisted of nearly 48,000 acres in the state of Washington. Conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding, the limited number of conservation buyers, and the timing of our transactions. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenue from our higher and better use / recreational properties during the first nine months of 2015 was $44 million compared to $118 million during the first nine months of 2014. This decrease of $74 million was due primarily to selling 41,680 fewer higher and better use / recreational acres during the first nine months of 2015. More acres were sold during the first nine months of 2014 as the company sold approximately 22,400 acres in Wisconsin, approximately 8,800 acres from the 2013 MeadWestvaco acquisition, and a package sale to a single buyer of approximately 8,650 acres in Oregon. However, during the first nine months of 2015, we sold fewer higher and better use / recreational acres due primarily to owning fewer higher and better use / recreational acres and retaining most of our superior quality acres until the rural real estate markets recover.

Revenues from small non-strategic sales decreased due primarily to selling approximately 25,285 fewer acres during the first nine months of 2015 compared to the first nine months of 2014. This decrease was due primarily to a Wisconsin transaction which closed during the second quarter of 2014 and consisted of a sale of approximately 17,000 acres of small non-strategic property with an estimated value of $11.6 million; approximately 22,400 acres of higher and better use / recreational property with an estimated value of $28.7 million; and approximately 10,000 acres of conservation property with an estimated value of $5 million. During 2015 there have not been any large package sales of small non-strategic properties.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, and the timing of harvesting activities. Also, in any period, the average sales price per acre will vary based on the location and physical characteristics of the parcels sold.

We expect revenues from real estate sales during the fourth quarter of 2015 to range between $35 million and $45 million.

Real Estate Segment operating income was 43% of its revenues for the first nine months of 2015 compared to 54% for the first nine months of 2014. This decrease is due primarily to a low operating margin for the large conservation sale in Montana during the first quarter of 2015. The large conservation sale in Montana during the first quarter of 2015 had a relatively high book basis compared to our other properties as a result of stepping-up the book basis for our Montana properties to fair value in connection with our 2001 merger with The Timber Company. Real Estate Segment costs and expenses increased by $71 million to $149 million during the first nine months of 2015 due primarily to selling more acres and selling properties with higher book value.

Manufacturing Segment. During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During the first nine months of 2015, we recorded gains related to insurance recoveries of $3 million. For the first nine months of 2014, we recorded gains related to insurance recoveries of $9 million, which, when combined with the building and equipment loss, resulted in a net gain of $7 million. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 14 of the Notes to Consolidated Financial Statements.

Key operating statistics for the segment are as follows:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	94,455 MBF	$459	117,845 MBF	$582
Plywood	138,327 MSF	$511	123,501 MSF	$474
MDF	170,140 MSF	$683	154,322 MSF	$677

(A)	Represents product prices at the mill level.

Revenues decreased by $4 million, or 2%, to $271 million in the first nine months of 2015 compared to the first nine months of 2014. This decrease in revenues was due primarily to lower lumber sales volumes ($19 million) and lower lumber prices ($10 million), partially offset by higher MDF sales volumes ($14 million), higher plywood sales volumes ($6 million) and higher plywood prices ($5 million).

On January 29, 2015, we announced the permanent closure of our remanufacturing facility in Idaho. The mill stopped manufacturing boards by March 31, 2015 and sold all of its inventory by June 30, 2015. In October 2015, this facility was sold for $4 million, which approximated its net book value. Excluding our Idaho remanufacturing facility, lumber sales volume decreased by 13% ($5 million) during the first nine months of 2015 compared to the first nine months of 2014 due primarily to the declining supply of logs in the region. Excluding our Idaho remanufacturing facility, lumber prices decreased by 14% ($6 million) during the first nine months of 2015 compared to the same period in the prior year due primarily to an excess supply of lumber. The supply of lumber available in the U.S. has increased due primarily to increased imports (primarily Canada) as a result of the strong U.S. dollar, along with an increase in domestic lumber production. During the first half of 2015, Canada increased its exports to the United States by 5%, and now accounts for 28% of the total lumber available in the U.S.

MDF sales volume was 10% higher during the first nine months of 2015 compared to the first nine months of 2014 due primarily to the fire at our MDF facility on June 10, 2014, which temporarily suspended production.

Plywood sales volume was 12% higher during the first nine months of 2015 compared to the first nine months of 2014 due primarily to increased purchases of veneer. Plywood production volumes decreased during the first six months of 2014 due to the declining regional supply of logs; however, production volumes were restored to normal levels during the second half of 2014 as a result of higher veneer purchases (which are now accounting for approximately 50% of the volume produced). Plywood average prices were 8% higher during the first nine months of 2015 compared to the first nine months of 2014 due primarily to continued strong demand from our industrial customers (e.g., recreational vehicle manufacturers), an even greater focus on manufacturing higher value products, and to a lesser extent, limited supply. The supply of plywood has been limited due to a competing West coast plywood mill that was destroyed by a fire in July 2014.

Excluding the impact of the net insurance recoveries, Manufacturing Segment operating income was 10% of its revenues for the first nine months of both 2015 and 2014. Excluding the net insurance recoveries during the first nine months of both 2015 and 2014, Manufacturing Segment costs and expenses decreased by $4 million, or 2%, to $243 million. The decrease in costs and expenses is due primarily to lower lumber sales volumes, lower MDF depreciation ($3 million), and a favorable workers' compensation adjustment ($2 million) offset in part by higher MDF sales volumes and increased plywood raw material and manufacturing costs. The lower MDF depreciation expense is due to a portion of the equipment being fully depreciated at the end of 2014. The higher plywood raw material and manufacturing costs are a result of increased veneer purchases due to the declining supply of logs in the region.

Energy and Natural Resources Segment. Revenues decreased by $2 million, or 8%, to $24 million during the first nine months of 2015 compared to the first nine months of 2014. This decrease is due primarily to lower income from our oil, natural gas and coal leases as a result of the world-wide decline in commodity prices.

Operating income was $15 million during the first nine months of 2015 compared to $18 million during the first nine months of 2014. Costs and expenses increased by $1 million to $9 million during the first nine months of 2015.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with our investment in MWV-Charleston Land Partners, LLC ("MWV-CLP") are reported in the Other Segment.

Other Segment operating income for the first nine months of 2015 was $7 million compared to an Other Segment operating loss of $5 million for the first nine months of 2014. This change of $12 million is due primarily to reporting equity earnings/loss related to our investment in MWV-CLP, whereby during the first nine months of 2015 we reported equity earnings of $7 million and during the first nine months of 2014 we reported an equity loss of $4 million. The change of $11 million is due primarily to large land sales by MWV-CLP during the second and third quarters of 2015. See Note 12 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead) decreased operating income by $60 million for the first nine months of 2015 and decreased operating income by $48 million for the first nine months of 2014. This increase of $12 million is due primarily to higher share-based compensation costs ($8 million), higher wage and pension expenses ($2 million), and a charitable contribution to an institution of higher education ($1 million). The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $100 million during the first nine months of 2015 and by $82 million during the first nine months of 2014. This increase in expense of $18 million is due primarily to higher share-based compensation costs ($13 million), higher wage and pension expenses ($3 million), and a charitable contribution to an institution of higher education ($1 million). The increase in share-based compensation expense is a result of fair value adjustments associated with our value management plan.

Equity Earnings from Timberland Venture. Equity earnings from the Timberland Venture were $59 million during the first nine months of 2015 compared to $48 million during the first nine months of 2014. The increase in equity earnings is due primarily to a land sale by the Timberland Venture during the first quarter of 2015.

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

Interest Expense, net. Interest expense, net of interest income, was $124 million for both of the nine month periods ended September 30, 2015 and September 30, 2014.

Provision (Benefit) for Income Taxes. The benefit for income taxes was essentially $0 for the first nine months of 2015 compared to a provision for income taxes of $4 million for the first nine months of 2014. This $4 million decrease in expense for income taxes was due primarily to lower earnings from real estate sales by our taxable REIT subsidiaries in 2015 and lower earnings from our manufacturing businesses in 2015. Real estate sales are made by both our taxable REIT subsidiaries and various wholly-owned subsidiaries of our REIT depending upon the nature and characteristics of the timberlands being sold. Lower earnings for our manufacturing businesses in the first nine months of 2015 are due primarily to gains for partial insurance recoveries related to our MDF facility. We recognized $3 million of insurance gains in the first nine months of 2015 compared to $7 million of net insurance gains in the first nine months of 2014.

At September 30, 2015, we have recorded deferred tax assets of $63 million (net of a $12 million valuation allowance) and deferred tax liabilities of $29 million. Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $63 million for which a valuation allowance was determined to be unnecessary.

Financial Condition and Liquidity

We believe we have a strong balance sheet and do not foresee any near-term liquidity issues. At September 30, 2015, we had a cash balance of $81 million and had availability of $657 million under our line of credit. In addition to the discussion that follows, we have summarized our sources and uses of cash for the nine months ended September 30, 2015 and 2014 in a table later in this section.

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,
	2015	2014	Change
Net Cash Provided By (Used In) Operating Activities	$422	$322	$100
Net Cash Provided By (Used In) Investing Activities	(47)	(66)	19
Net Cash Provided By (Used In) Financing Activities	(386)	(599)	213
Change in Cash and Cash Equivalents	$(11)	$(343)	$332

Cash Flows from Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2015 totaled $422 million compared to the $322 million we generated during the nine months ended September 30, 2014. This increase of $100 million is due primarily to higher proceeds from real estate sales ($91 million). See Results of Operations for a discussion of factors impacting real estate proceeds for our Real Estate Segment.

Capital Expenditures. Capital expenditures (excluding timberland acquisitions) for the nine months ended September 30, 2015 were $61 million compared to $65 million for the same period in 2014. Planned capital expenditures for 2015 are expected to range between $85 million and $90 million and include approximately $72 million for our timberlands, $9 million for our manufacturing facilities, $3 million for our real estate development projects, and $5 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2015 are discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for real estate development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

Real Estate Development Ventures. In connection with the timberland acquisition from MeadWestvaco Corporation, the company and MeadWestvaco Corporation formed a limited liability company (MWV-CLP). Plum Creek has agreed to make capital contributions to MWV-CLP through the year 2020. During the nine months ended September 30, 2015, the company made contributions of $5 million to MWV-CLP. See Note 12 of the Notes to Consolidated Financial Statements.

Future Cash Requirements.  Cash required to meet our future financial needs will be significant. Our next scheduled debt principal payment is our 5.875% Senior Notes ($439 million), which mature on November 15, 2015. We intend to temporarily refinance this borrowing at maturity using the then available borrowing capacity under our line of credit. In January 2016, we expect to receive approximately $420 million in cash in connection with the contribution of timberlands to our recently formed timberland venture, Twin Creeks Timber (see Recent Events). We anticipate using a portion of these proceeds to pay down outstanding borrowings under our line of credit. Furthermore, we believe that our cash flows from operating activities over the next twelve months will be more than adequate to fund planned capital expenditures and our dividend.

The following table summarizes our sources and uses of cash (in millions):

	Nine Months Ended September 30,
	2015	2014	Change
Sources of Cash:
Operations (A)	$333	$265	$68
Changes in Working Capital	25	3	22
Cash Distributions from Timberland Venture	59	57	2
Cash Distributions from Real Estate Development Ventures	31	5	26
Cash from Stock Option Exercises	1	2	(1)
Other Cash Changes, net (B)	(1)	—	(1)
Total Sources of Cash	448	332	116
Uses of Cash:
Returned to Stockholders:
Dividends	(232)	(234)	2
Common Stock Repurchases	(102)	(52)	(50)
Reinvest in the Business:
Capital Expenditures (C)	(61)	(65)	4
Timberlands Acquired	(7)	—	(7)
Contributions to Real Estate Development Ventures	(5)	(9)	4
Meet Our Pension Obligations:
Sales/(Purchases) of Marketable Securities	1	—	1
Reduce Debt Obligations, net	(53)	(315)	262
Total Uses of Cash	(459)	(675)	216
Change in Cash and Cash Equivalents	$(11)	$(343)	$332

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

(C)
Calculated from the Consolidated Statements of Cash Flows by adding Capital Expenditures (excluding Timberland Acquisitions) and Expenditures for Real Estate Development (which are included in Other Operating Activities) less Insurance Recoveries (Property Damage). Expenditures for Real Estate Development were $2 million and $3 million for the nine month periods ending September 30, 2015 and 2014, respectively.

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

The weighted-average interest rate for the borrowings on the line of credit was 1.37% and 1.34% as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, we had $42 million of borrowings and $1 million of standby letters of credit outstanding; $657 million remained available for borrowing under our line of credit. As of October 1, 2015, all of the borrowings outstanding under our line of credit were repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.69% and 1.67% as of September 30, 2015 and December 31, 2014, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both September 30, 2015 and December 31, 2014. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of September 30, 2015, the company had publicly issued and outstanding $1,333 million aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $439 million of 5.875% Public Debt which matures in 2015, $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM"), which was issued in connection with the acquisition of certain timberland assets. Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the company's effective net interest rate on the installment note was approximately 4.5% as of both September 30, 2015 and December 31, 2014.

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

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of September 30, 2015.

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

As of September 30, 2015, we can borrow the entire amount available under our Line of Credit, and we expect to be able to incur at least this level of additional indebtedness for the next twelve months.

Equity

Dividends. On November 3, 2015, the Board of Directors declared a dividend of $0.44 per share, or approximately$77 million, which will be paid on November 30, 2015 to stockholders of record on November 13, 2015. Future dividends will be determined by our Board of Directors, in its sole discretion, based on consideration of a number of factors. The primary factors considered by the Board in declaring the current dividend amount were current quarter and full year forecasted cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. For the nine months ended September 30, 2015, we repurchased 2.5 million shares of common stock at a total cost of $100 million, or an average cost per share of $40.30. At September 30, 2015, $200 million is available for share repurchases under the current Board of Directors' authorization.

Other Information

Accounting Standards Issued and Not Yet Implemented.

Consolidation. In February 2015, the Financial Accounting Standards Board (FASB) issued ASU No. 2015-02, Amendments to the Consolidation Analysis (Topic 810). The new standard is effective for reporting periods beginning after December 15, 2015 and early adoption is permitted. The new standard seeks to improve specific areas of the consolidation guidance and reduce the number of consolidation models. Specific changes relate to how reporting entities evaluate whether (1) they should consolidate limited partnerships and similar entities, (2) fees paid to a decision maker or service provider are variable interests in a variable interests entity (VIE), and (3) variable interests in a VIE held by related parties of the reporting entity requires the reporting entity to consolidate the VIE. The company believes the adoption of this standard will not have a material impact on its financial position, results of operations or cash flows.

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

Third Quarter 2015 Compared to Third Quarter 2014

The following table compares Adjusted EBITDA by segment for the quarters ended September 30 (in millions):

	Quarter Ended September 30,		Change
	2015	2014
Adjusted EBITDA by Segment
Northern Resources	$13	$20	$(7)
Southern Resources	54	57	(3)
Real Estate	123	64	59
Manufacturing	11	19	(8)
Energy and Natural Resources	8	8	—
Other	15	1	14
Other Costs and Eliminations, net	(21)	(13)	(8)
Total Adjusted EBITDA	$203	$156	$47

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the quarters ended September 30 (in millions):

	Quarter Ended September 30, 2015

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$6	$7	$—	$13
Southern Resources	33	21	—	54
Real Estate	84	—	39	123
Manufacturing	8	3	—	11
Energy and Natural Resources	5	3	—	8
Other	6	1	8	15
Other Costs and Eliminations	(21)	—	—	(21)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$121	$35	$47	$203

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	19
Interest Expense	(41)
(Provision) Benefit for Income Taxes	1
Net Income	$100

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$195
Interest Expense				41
Amortization of Debt Costs				—
Provision (Benefit) for Income Taxes				(1)
Distributions from Timberland Venture				(29)
Distributions from Real Estate Development Ventures				(6)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				15
Deferred Income Taxes				3
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(10)
Other				(5)
Adjusted EBITDA				$203

(1) Includes Equity Earnings from Real Estate Development Ventures ($6 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($1 million), and basis in real estate sold ($8 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Quarter Ended September 30, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$13	$7	$—	$20
Southern Resources	35	22	—	57
Real Estate	34	1	29	64
Manufacturing	16	3	—	19
Energy and Natural Resources	6	2	—	8
Other	(1)	—	2	1
Other Costs and Eliminations	(13)	—	—	(13)
Other Unallocated Operating Income (Expense), net	—	—	—	—
Total	$90	$35	$31	$156

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	16
Interest Expense	(41)
(Provision) Benefit for Income Taxes	(4)
Net Income	$61

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$133
Interest Expense				41
Amortization of Debt Costs				—
Provision (Benefit) for Income Taxes				4
Distributions from Timberland Venture				(29)
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				1
Deferred Income Taxes				(2)
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				4
Other				4
Adjusted EBITDA				$156

(1) Includes Equity Loss from Real Estate Development Ventures ($1 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($0), and basis in real estate sold ($2 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table compares Adjusted EBITDA by segment for the nine months ended September 30 (in millions):

	Nine Months Ended September 30,		Change
	2015	2014
Adjusted EBITDA by Segment
Northern Resources	$42	$55	$(13)
Southern Resources	158	158	—
Real Estate	245	152	93
Manufacturing	39	47	(8)
Energy and Natural Resources	22	24	(2)
Other	22	(2)	24
Other Costs and Eliminations, net	(56)	(45)	(11)
Total Adjusted EBITDA	$472	$389	$83

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the nine months ended September 30 (in millions):

	Nine Months Ended September 30, 2015

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$22	$20	$—	$42
Southern Resources	96	62	—	158
Real Estate	114	—	131	245
Manufacturing	31	8	—	39
Energy and Natural Resources	15	7	—	22
Other	7	1	14	22
Other Costs and Eliminations	(60)	1	—	(59)
Other Unallocated Operating Income (Expense), net	3	—	—	3
Total	$228	$99	$145	$472

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	59
Interest Expense	(124)
(Provision) Benefit for Income Taxes	—
Net Income	$163

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$422
Interest Expense				124
Amortization of Debt Costs				(1)
Provision (Benefit) for Income Taxes				—
Distributions from Timberland Venture				(59)
Distributions from Real Estate Development Ventures				(7)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				22
Deferred Income Taxes				5
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(25)
Other				(9)
Adjusted EBITDA				$472

(1) Includes Equity Earnings from Real Estate Development Ventures ($7 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($1 million), and basis in real estate sold ($14 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

	Nine Months Ended September 30, 2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$34	$21	$—	$55
Southern Resources	99	59	—	158
Real Estate	91	1	60	152
Manufacturing	35	12	—	47
Energy and Natural Resources	18	6	—	24
Other	(5)	1	2	(2)
Other Costs and Eliminations	(48)	1	—	(47)
Other Unallocated Operating Income (Expense), net	2	—	—	2
Total	$226	$101	$62	$389

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	48
Interest Expense	(124)
(Provision) Benefit for Income Taxes	(4)
Net Income	$146

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$322
Interest Expense				124
Amortization of Debt Costs				(1)
Provision (Benefit) for Income Taxes				4
Distributions from Timberland Venture				(57)
Distributions from Real Estate Development Ventures				—
Equity Earnings, Depletion, Amortization and Basis of Real Estate Sold from Real Estate Development Ventures				(1)
Deferred Income Taxes				(2)
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				—
Working Capital Changes				(3)
Other				3
Adjusted EBITDA				$389

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

Off-Balance Sheet Arrangements, Contractual Obligations, Contingent Liabilities and Commitments

The company has no off-balance sheet debt. For information on contractual obligations, see the table Contractual Obligations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K. Additionally, see "Recent Events" for discussion of our commitments related to our newly announced timberland venture, Twin Creeks Timber, LLC.

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

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
September 30, 2015
Fixed Rate Debt
Third Party Obligations
Principal Due(A)	$439	$—	$—	$—	$—	$1,754	$2,193	$2,282
Average Interest Rate(B)	4.9%	4.7%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due				$783			$783	$885
Interest Rate				7.4%
Variable Rate Debt(C)					$225		$225	$225
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
September 30, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(A)	$—	$439	$—	$—	$—	$1,754	$2,193	$2,279
Average Interest Rate(B)	4.9%	4.9%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due					$783		$783	$898
Interest Rate					7.4%
Variable Rate Debt						$225	$225	$225

(A)	Excludes unamortized discount of $3 million at both September 30, 2015 and September 30, 2014.

(B)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of September 30, 2015 and September 30, 2014.

(C)
As of September 30, 2015, the interest rate for the term credit agreement was 1.69%. Not included in the above table are borrowings under our $700 million revolving line of credit of $42 million. As of September 30, 2015, the weighted-average interest rate on the $42 million of borrowings was 1.37%.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table contains information about the company’s purchases of equity securities during the third quarter of 2015:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
July 1, 2015 through July 31, 2015	139,686 shares of common stock	$39.99	139,686 shares of common stock	$ 69 million
August 1, 2015 through August 31, 2015	720,209 shares of common stock	$39.22	720,015 shares of common stock	$ 41 million
September 1, 2015 through September 30, 2015	415,682 shares of common stock	$38.91	415,682 shares of common stock	$ 200 million
Total	1,275,577 shares of common stock	$39.20	1,275,383 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 4, 2015, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on September 15, 2015.  This authorization replaced the remaining balance on the previous $200 million share repurchase program, which was authorized by the Board of Directors on August 3, 2010 and publicly announced on August 4, 2010. At September 30, 2015, the remaining share repurchase authorization was $200 million.

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

2.4
Contribution Agreement dated as of September 15, 2015 by and among Plum Creek Timberlands, L.P., Plum Creek Timber Operations I, LLC and Twin Creeks Timber, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed September 21, 2015).

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

10.1
Limited Liability Company Agreement of Twin Creeks Timber, LLC dated as of September 15, 2015 by and among Plum Creek Timber Operations I, LLC, Plum Creek TRS, LLC, the Washington State Investment Board, the Oregon Public Employees Retirement Fund, the Alaska Permanent Fund Corporation, and Silver Creek Capital Management, LLC, as members, and Silver Creek Advisory Partners, LLC, as manager (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed September 21, 2015).

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

Date: November 3, 2015