Form 10-K
period 2015-12-31
PLUM CREEK TIMBER CO INC
filed 2016-02-18
CIK 849213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  x No  o

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  o    No  x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  x     No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  x     No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–K or any amendment to this Form 10–K.  x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  x         Accelerated filer    o        Non-accelerated filer  o        Smaller reporting company  o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  o    No   x

The aggregate market value of the voting common stock held by non-affiliates based on the closing sales price on June 30, 2015, was $6,067,944,931. For this calculation, all executive officers, directors and stockholders owning more than 5% of the outstanding common stock have been deemed affiliates. Such determination should not be deemed an admission that such executive officers, directors and stockholders are, in fact, affiliates of the registrant.

The number of outstanding shares of the registrant’s common stock, as of February 12, 2016 was 174,307,568.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Registration Statement on Form S-4/A, Registration No. 333-208465, filed on December 23, 2015, are incorporated by reference into Part I and Part III of this Annual Report on Form 10-K.

PLUM CREEK TIMBER COMPANY, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2015

Table of Contents	PART I / ITEM 1

Part I
When we refer to “Plum Creek,” “the company,” “we,” “us,” or “our,” we mean Plum Creek Timber Company, Inc. and its consolidated subsidiaries. References in Items 1 through 12 to Notes to Consolidated Financial Statements refer to the Notes to the Consolidated Financial Statements of Plum Creek Timber Company, Inc. included in Item 8 of this form.

ITEM 1. BUSINESS

Acquisition of the Company

On November 6, 2015, Plum Creek entered into an Agreement and Plan of Merger (the "Merger Agreement") with Weyerhaeuser Company ("Weyerhaeuser"). Under the Merger Agreement, Weyerhaeuser is the surviving entity and Plum Creek will cease to be a publicly-traded company as of the merger date. On the merger date, each outstanding share of Plum Creek will be exchanged for 1.60 shares of Weyerhaeuser. The merger was approved by the shareholders of both Plum Creek and Weyerhaeuser on February 12, 2016, and is expected to close on February 19, 2016. In connection with the merger, Weyerhaeuser will be assuming the assets and liabilities of Plum Creek.

Furthermore, the Merger Agreement places certain restrictions on how Plum Creek conducts its business from the date of the agreement (November 6, 2015) to the closing of the merger (expected to be February 19, 2016). In general, Plum Creek is allowed to conduct its business in the normal course but generally has certain restrictions in the following areas: (1) declaring special dividends, (2) repurchasing outstanding shares of Plum Creek’s stock, (3) issuing additional shares of stock, (4) amending any material contracts (including any employee benefit and incentive plans), (5) making acquisitions, (6) selling assets, (7) incurring indebtedness, (8) making capital expenditures, (9) settling claims, and (10) entering into a new line of business. None of the above restrictions are expected to materially impact how Plum Creek currently conducts its business. For a detailed description of the terms of the merger, see the Agreement and Plan of Merger between Weyerhaeuser Company and Plum Creek Timber Company, Inc. included in this filing as Exhibit 2.5 under Item No. 15, Exhibits and Financial Statement Schedules.

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

PLUM CREEK 2015 FORM 10-K | 1

Table of Contents	PART I / ITEM 1

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

Our Business

Plum Creek is among the largest and most geographically diverse private landowners in the nation. As of December 31, 2015, we owned approximately 6.3 million acres of timberlands located in 19 states. Our objective is to maximize the long-term value of these assets. We analyze each timberland acre comprehensively to understand its highest-value use. We realize these values in many different ways, including harvesting the trees, selling the timberland or converting our trees to lumber, plywood and other wood products.

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

Our Manufacturing Segment, also conducted through our wholly-owned taxable REIT subsidiaries, includes two lumber mills, two plywood mills and one medium density fiberboard (“MDF”) facility in Montana The Montana facilities, strategically located near our timberlands, convert logs to lumber, plywood and other wood products, and convert chips, sawdust and wood shavings to MDF.

PLUM CREEK 2015 FORM 10-K | 2

Table of Contents	PART I / ITEM 1

Our Other Segment provides timber and wood-fiber procurement services to certain customers. These activities consist primarily of harvesting and selling trees from timberlands that are not owned by us. Additionally, our share of the equity earnings / (losses) from our equity investment in MWV-Charleston Land Partners, LLC ("MWV-CLP") are reported in the Other Segment. Our equity investment in MWV-CLP consists of 78,000 acres of high-value rural lands and development-quality lands near Charleston, South Carolina. These activities are conducted through our wholly-owned taxable REIT subsidiaries.

Our Strategies for Growing Asset Value

Our strategies for growing asset value are guided by our disciplined focus to maximize the long-term value of our assets across our geographically diverse ownership. We seek to maximize the long-term value by managing our 6.3 million acres with the ultimate best use in mind. We strive to optimize our resource base through diligent resource management, disciplined acquisitions and dispositions and practicing environmentally responsible resource management.

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

Disciplined Acquisitions and Dispositions. The U.S. timberland market is highly fragmented. To the extent high-quality timberlands are available for acquisition, we believe we are well-positioned to compete for these properties because we are willing to enter into long-term supply agreements with sellers, we can structure acquisitions on a tax-efficient basis, we have broad geographic reach, we have a strong reputation for prudent environmental management, and we maintain a conservative capital structure, which provides us ready access to capital. In 2015, we acquired approximately 7,000 acres of timberlands located in Maine. No timberlands were acquired during 2014.

We estimate that included in the company’s 6.3 million acres of timberlands are approximately 675,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In addition, the company identified approximately 200,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands will continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

PLUM CREEK 2015 FORM 10-K | 3

Table of Contents	PART I / ITEM 1

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

Environmentally Responsible Resource Management. We believe that environmentally sound management practices contribute to our growth in value by providing greater predictability in the management of our assets. We follow the principles of the Sustainable Forestry Initiative® program (“SFI”) which are aimed at the sound management of all natural resources, including soils, air, watersheds, fisheries and wildlife habitats. Forestry practices on all of our timberlands have been independently audited and certified under the SFI program. Our planning efforts for species listed as threatened or endangered under the Endangered Species Act have resulted in three major habitat conservation agreements under which we manage approximately 0.8 million acres of our timberlands. Our manufacturing business follows a set of internally developed environmental principles. See “Federal and State Regulations” below.

Segment Information

Certain financial information for each business segment is included in Note 20 of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Northern Resources Segment

As of December 31, 2015, the Northern Resources Segment encompassed approximately 2.9 million acres of timberlands in Maine, Michigan, Montana, New Hampshire, Oregon, Vermont, Washington, West Virginia and Wisconsin, and contained an estimated 96 million tons of standing timber, including approximately 22 million tons of standing timber in the states of Washington and Oregon. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated standing timber includes volumes in environmentally sensitive areas, (1) where due to self-imposed restrictions we expect to defer harvest until conditions permit the removal of trees without adversely affecting the environment and (2) where regulations or universally accepted management practices restrict harvest volumes (approximately 11 million tons). For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

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

The Northern Resources Segment has several long-term (i.e. greater than 1 year) log supply agreements, under which we sell approximately 44% of the Northern Resources Segment's total volume. In general, the agreements require us to supply a specified volume of sawlogs or pulpwood to certain manufacturing facilities in the U.S. Our supply agreements reflect a market-based sales price. The terms of each agreement require sales price to be updated periodically, generally on a quarterly basis. Substantially all of the supply agreements use one or more of the following market indicators to determine the selling price:

•	Average log prices for similarly situated regional customers (excluding the supply agreement customer) realized by Plum Creek over a defined time period;

•	Average log prices from other log suppliers paid by the log supply agreement customer over a defined time period; and/or

PLUM CREEK 2015 FORM 10-K | 4

Table of Contents	PART I / ITEM 1

•	Negotiated base market price that is adjusted each period using published composite indexes.

During 2015, approximately 17% of the sawlogs and 79% of the pulpwood harvested in our Northern Resources Segment was sold pursuant to these long-term supply agreements. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Northern Resources Segment, but also provide us stable demand.

Southern Resources Segment

As of December 31, 2015, the Southern Resources Segment consisted of approximately 3.4 million acres of timberlands (including approximately 207,000 acres of leased land) located in the states of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Texas, and Virginia, and contained an estimated 167 million tons of standing timber. This estimate includes volume related to long-term timber deeds acquired in 2012 and 2013. Consistent with industry practices, Plum Creek’s estimated inventory of standing timber includes deductions for defects. Furthermore, Plum Creek’s estimated standing timber includes volumes in environmentally sensitive areas, (1) where due to self-imposed restrictions we expect to defer harvest until conditions permit the removal of trees without adversely affecting the environment and (2) where regulations or universally accepted management practices restrict harvest volumes (approximately 8 million tons). For a description of how we estimate tons of standing timber, see the section ("Resource Management and Environmental Stewardship") below.

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

During 2015, approximately 21% of the sawlogs and 32% of the pulpwood harvested in our Southern Resources Segment was sold pursuant to these long-term supply agreements. The volume commitments under these supply agreements may restrict our ability to sell timberlands in certain areas within our Southern Resources Segment, but also provide us stable demand.

PLUM CREEK 2015 FORM 10-K | 5

Table of Contents	PART I / ITEM 1

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

Higher Value Timberlands. We review our timberlands to identify properties that may have higher values other than as commercial timberlands. Included in our 6.3 million acres are approximately 675,000 acres of higher value timberlands that we expect to sell, exchange, and/or develop over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential.

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

We have approximately 200,000 acres of non-strategic timberlands, which we expect to sell in smaller acreage transactions over the near and medium term (“small non-strategic”). In addition to these 200,000 acres, from time to time, we sell timberlands in larger acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Demand for larger acreage parcels has remained strong and we have received good values for sales during recent years. During 2015, we sold 98,000 large non-strategic acres for $120 million. During 2014, we sold 23,000 large non-strategic acres in two transactions for $65 million.

Manufacturing Segment

Lumber. We produce a diverse line of softwood lumber products, including boards (common and select) and studs. Lumber products manufactured in our western Montana pine board sawmill are targeted to domestic lumber retailers for use in repair and remodeling projects. Lumber products from our Montana studmill are targeted to contractor distribution yards for use in home construction. Both pine board and stud lumber products are also sold to stocking distributors who serve a wide variety of end uses. In March 2015, due to the loss of a significant customer, we permanently closed our remanufacturing facility in Meridian, Idaho. In October 2015, this facility was sold for $4 million, which approximated its net book value. The closure of this facility did not have a significant impact on our 2015 results.

Competition in our lumber markets is based on price and quality and, to a lesser extent, the ability to meet delivery requirements on a consistent long-term basis and to provide specialized customer service. We compete in domestic lumber markets with many United States, Canadian and European producers. Canadian lumber producers have a

PLUM CREEK 2015 FORM 10-K | 6

Table of Contents	PART I / ITEM 1

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

Our lumber and plywood mills produce residual wood chips, sawdust and planer shavings as by-products of the conversion of logs into finished products. The majority of wood chips, sawdust, and shavings are used in our MDF facility.

Plywood. Our two plywood plants in western Montana produce high-grade softwood plywood that we sell primarily into domestic specialized industrial markets (boat, recreational vehicle and transportation end-uses) and commercial markets (concrete forming overlay products). Our plywood products are generally of higher quality than commodity construction grade products and generally command higher prices in these specialty markets. While some plywood products are sold directly to large industrial customers, the majority is sold via stocking wholesale distributors. During 2015, we sold approximately 2% of our plywood in Canada. See “Lumber” above for a discussion of residual by-products.

Competition within the plywood market is based primarily on price and quality and, to a lesser extent, the ability to offer a full line of products and meet delivery requirements on a consistent, long-term basis. The domestic plywood market is characterized by numerous large and small producers and is also subject to competition from oriented strand board (OSB), a less expensive structural wood panel used primarily in new residential construction markets. Due to its low cost, OSB accounts for approximately 66% of North American structural panel production. To improve operating performance, some commodity plywood manufacturers have refocused their products toward the specialty plywood market, resulting in increased competition in the markets we serve. We expect to remain competitive due to our strong customer base and reputation for high-quality products.

Medium Density Fiberboard. Our MDF facility in western Montana supplies high-quality MDF to a wide range of customers throughout North America. Some of the more common uses for our MDF include furniture and cabinet components, architectural moldings, doors, store fixtures, core material for hardwood plywood, face material for softwood plywood, commercial wall paneling and substrate for laminate flooring. During 2015, we sold approximately 7% and 2% of our MDF in Canada and Mexico, respectively.

Outside North America, the MDF industry has undergone dramatic growth in terms of productive capacity and demand for its products. Manufacturers compete on a global scale on the basis of price, quality, service and the availability of specialty products. Additionally, MDF is a ready substitute for solid wood, hardboard and hardwood plywood in specific applications. Competition in the North American MDF industry will continue to be influenced by imports from New Zealand, Mexico, Asia and South America.

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

Our lumber and plywood facilities have purchased and will continue to source logs from external suppliers, primarily the United States Forest Service, Bureau of Indian Affairs, and state and private timberland owners. We expect to increase purchases of logs from external sources as harvest levels on our Montana timberlands decline. Timberland harvest levels in and around Montana over the last several years have been declining, and we may experience a reduction in total future log supply which could impact our manufacturing facility production or operating rates. The geographic area from which our lumber and plywood facilities obtain logs may expand or contract from year to year as the cost of logs and value of manufactured products fluctuates. (For further discussion of other timber supply issues, see “Federal and State Regulations” below). In addition to buying logs, 43% of our plywood production in 2015 was supplemented through veneer purchased throughout the Pacific Northwest and Canada, and we estimate this amount will remain the same in 2016. Our MDF facility has a consistent supply of wood chips, sawdust and wood shavings from internal and external sources. However, as a result of declining residual by-products due to lower lumber and plywood production near our MDF facility, we have had to expand the area in which we purchase wood chips, sawdust and wood shavings. This has resulted in longer hauling distances and higher raw material costs. In 2015, 4% of our

PLUM CREEK 2015 FORM 10-K | 7

Table of Contents	PART I / ITEM 1

wood fiber sourcing was from pulpwood processed into chips. In the future, MDF wood fiber sourcing is expected to include a greater portion of pulpwood processed into wood chips. Both MDF and plywood use large quantities of resins, which are procured from a reliable supplier.

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

Energy and Natural Resources

We focus on realizing the maximum value potential of our non-timber ownership, including opportunities for oil and natural gas production, construction materials, industrial mineral extraction and wind energy development, along with communication and transportation rights of way (e.g. pipeline easements). This segment consists of natural resource products and markets subject to widely varying forms and levels of competition. Our strategy involves forming alliances with industry leaders to identify, develop and sometimes acquire producing natural resources properties and mineral rights. As the owner of mineral rights and interests, we typically do not invest in operations but instead enter into contracts with operators granting them the right to produce and sell natural resources from our property in exchange for rents and royalties. We currently receive rental and royalty revenue from the extraction of oil, coal bed methane, natural gas, coal, construction aggregates and other minerals, and wind energy production from our ownership. Additionally, we receive payments in exchange for granting oil and gas exploration rights, and communication and transportation rights of way.

In addition to realizing values from our existing timberland ownership, we have also made opportunistic acquisitions of natural resource assets. In 2013, we acquired certain minerals and wind power leases for $67 million that were associated with approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia. Also in 2013, we acquired mineral rights in approximately 255 million tons of aggregate reserves at four quarries in Georgia for approximately $156 million. In 2012, we acquired mineral rights in approximately 144 million tons of aggregate reserves at four quarries in South Carolina for approximately $76 million. We expect to continue to negotiate royalty arrangements and leases to capture the maximum value for our non-timber natural resources assets. Some of these activities are conducted through our wholly-owned taxable REIT subsidiaries.

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

PLUM CREEK 2015 FORM 10-K | 8

Table of Contents	PART I / ITEM 1

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

PLUM CREEK 2015 FORM 10-K | 9

Table of Contents	PART I / ITEM 1

Consistent with these principles, we have actively engaged in habitat conservation planning. The habitats of many species are protected by several agreements, including numerous species listed as threatened or endangered under the Endangered Species Act. These Habitat Conservation Plans (“HCPs”) are as follows:

Habitat Conservation Agreement	Protects	State	Acres
Central Cascades HCP	315 species	Washington	25,000
Native Fish HCP	5 species of trout and salmon	Montana	770,000
Karner Blue Butterfly HCP	Karner Blue Butterfly	Wisconsin	4,000

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

We also expect legislative and regulatory developments in the area of climate change to address carbon dioxide emissions and renewable energy and fuel standards. It is unclear as of this date how any such developments will affect our business. Enactment of new environmental laws or regulations, or changes in existing laws or regulations or the interpretation of these laws or regulations, may require significant expenditures.

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

PLUM CREEK 2015 FORM 10-K | 10

Table of Contents	PART I / ITEM 1

We have received incidental take permits pursuant to our Habitat Conservation Plans from the U.S. Fish and Wildlife Service that in total cover our forest management on 0.8 million acres in the Northern Resources Segment as of December 31, 2015. We prepared Habitat Conservation Plans that will govern our management activities on the timberlands covered by the plans in these regions during their respective terms. The Habitat Conservation Plans require us to maintain certain levels of wildlife and fish habitat, and to take numerous other mitigation measures, including the protection of riparian areas. With the implementation of these mitigation measures, we are authorized to conduct forestry practices that are consistent with the conservation plans, even though they may have an adverse impact on the habitat of listed species covered by the plans.

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

PLUM CREEK 2015 FORM 10-K | 11

Table of Contents	PART I / ITEM 1

include the related hard rock mineral interests or oil and gas rights. Title to the timberlands is subject to presently existing easements, rights of way, flowage and flooding rights, servitudes, hunting and other leases, licenses and permits, none of which materially adversely affect the value of the timberlands or materially restrict the harvesting of timber or other operations.

Employees

As of December 31, 2015, we had 691 salaried and 574 non-union hourly employees. We believe that our employee relations are good. Our wage scale and benefits are generally competitive with other forest products companies. The planting of tree seedlings and the harvesting and delivery of logs are conducted by independent contractors.

Certain Corporate Governance and Other Available Information

The company maintains a code of ethics entitled the Plum Creek Code of Conduct, which applies to each director and to all of the company’s employees including the principal executive officer, the principal financial officer and the principal accounting officer. In addition, each committee of the company’s board of directors is governed by a charter. The Plum Creek Code of Conduct and the governing charters of the Audit, Compensation, and Corporate Governance and Nominating committees, along with the company’s Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the company’s website accessible to the public at www.plumcreek.com. To find this section, click on the “Investors” link and then the “Corporate Governance” link. The company will post any amendments to, or waivers from, a provision of the Plum Creek Code of Conduct (to the extent applicable to any director or any of the company’s executive officers, including the principal executive officer, principal financial officer or principal accounting officer) at this location on its website. The company will also post to its website the name of any director who simultaneously serves on the audit committee of more than three public companies, along with the Board’s determination that such service would not impair any such director’s ability to serve on the company’s audit committee. In addition to these documents, the company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and reports concerning transactions in the company’s stock by directors and certain officers of the company, and any amendments to those reports, can also be found on our website by first clicking the “Investors” link and then the “SEC Filings” link. Copies of any of these documents may be obtained free of charge through our website or by contacting the company’s Investor Relations Department at 601 Union Street, Suite 3100, Seattle, Washington 98101, or by calling (206) 467-3600.

PLUM CREEK 2015 FORM 10-K | 12

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

In addition, changes in our ability to sell or exchange non-strategic timberlands and timberland properties that have higher and better uses at attractive prices, or changes that adversely affect our ability to execute on certain real estate development activities conducted through our wholly-owned taxable REIT subsidiaries, could have a significant effect on our results of operations. We do not expect significant improvement in real estate prices or demand during 2016, and recovery to pre-2009 levels may take several years.

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

PLUM CREEK 2015 FORM 10-K | 13

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

Historically, Canada has been a significant source of lumber for the U.S. market, particularly in the new home construction market. After years of trade disputes over Canadian lumber imports, the U.S. and Canada executed a definitive agreement establishing a system of tiered taxes and/or volume restrictions relating to Canadian lumber imports to the U.S. However, the agreement expired in 2015, and it is uncertain when or if a new agreement will be reached, and if reached what the terms of such agreement would be. Moreover, even if a new agreement is reached, there can be no assurance that it will at all times, or at any time, effectively create a fair trade environment. Therefore, downward pressure on domestic timber and lumber prices caused by Canadian imports could continue or increase.

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

PLUM CREEK 2015 FORM 10-K | 14

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

PLUM CREEK 2015 FORM 10-K | 15

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

In March 2013, the U.S. Supreme Court reversed the Ninth Circuit court’s decision and upheld the EPA’s interpretation of its Industrial Stormwater Rule. Stormwater runoff from logging roads and related silvicultural activities thus remain exempt under Phase I of the Stormwater Rule from NPDES permitting requirements. In addition to the Court's ruling, Congress recently passed legislation confirming that NPDES permitting cannot be required under either Phase I or Phase II of the EPA's Stormwater Rules. However, the EPA remains free to regulate stormwater discharges from forest roads through measures other than NPDES permitting, including state regulation and voluntary best management practices. A decision from the EPA concerning whether to include stormwater discharge as part of its Phase II rulemaking is expected on May 26, 2016.

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

PLUM CREEK 2015 FORM 10-K | 16

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

PLUM CREEK 2015 FORM 10-K | 17

Table of Contents	PART I / ITEM 1A

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

Certain of Our Business Activities are Potentially Subject to Prohibited Transactions Tax or Corporate-Level Income Tax

Under the Internal Revenue Code, REITs must generally engage in the ownership and management of income producing real estate. For Plum Creek, this generally includes owning and managing a timberland portfolio for the production and sale of standing timber. Accordingly, the manufacture and sale by us of wood products, the harvesting and sale of logs, the development and/or sale of certain of the company's higher value timberlands, timber and wood fiber procurement services, coal leases, and the company's investment in real estate development ventures are conducted through one or more of our wholly-owned taxable REIT subsidiaries (“TRSs”) because such activities could either generate non-qualifying REIT income or could constitute “prohibited transactions.” Prohibited transactions are defined by the Internal Revenue Code generally to be sales or other dispositions of property to customers in the ordinary course of a trade or business. By conducting our business as described above we believe that we satisfy the REIT requirements of the Internal Revenue Code and should not be subject to the 100% tax that could be imposed if a REIT were to engage in a prohibited transaction. We may not always be successful, however, in limiting such activities to our TRSs. Therefore, we could be subject to the 100% prohibited transactions tax if such instances were to occur. The net income of our TRSs is subject to corporate-level income tax.

Risks Related to Plum Creek’s Pending Merger with Weyerhaeuser

The foregoing risk factors are focused on risks to Plum Creek as a stand-alone going concern, and they do not take into account risks associated with Plum Creek’s pending merger with Weyerhaeuser.  For a description of such risks, see the disclosure set forth under "Risk Factors" in Weyerhaeuser's Registration Statement on Form S-4/A, Registration No. 333-208465, filed on December 23, 2015, which disclosure is incorporated herein by reference.

PLUM CREEK 2015 FORM 10-K | 18

Table of Contents	PART I / ITEM 1B

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

	Annual Capacity (in millions) (A)	2015 Actual Production (in millions)
Lumber—board feet
Columbia Falls, MT	80	54
Evergreen, MT	65	46
Total Lumber Capacity	145	100
Plywood—square feet (3/8”)
Columbia Falls, MT	110	92
Evergreen, MT	110	88
Total Plywood Capacity	220	180
MDF—square feet (3/4”)
Columbia Falls, MT (Thick Line MDF)	145	103
Columbia Falls, MT (Thin Line MDF)	120	120
Total MDF Capacity	265	223

(A)
Capacity represents the annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Production volumes may vary due to several factors, including end-use market conditions, wood fiber supply and labor availability.

PLUM CREEK 2015 FORM 10-K | 19

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

PLUM CREEK 2015 FORM 10-K | 20

Table of Contents	PART II / ITEM 5

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Plum Creek Timber Company, Inc.’s common stock is traded on the New York Stock Exchange. As of February 12, 2016, there were 12,282 stockholders of record and 174,307,568 outstanding shares.

Trading price data, as reported on the New York Stock Exchange Composite Tape, and declared cash dividend information for the years ended December 31, 2015 and 2014, are as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
High	$45.26	$43.86	$41.99	$51.63
Low	41.75	40.50	36.95	39.01
Cash Dividend per Share	$0.44	$0.44	$0.44	$0.44
2014
High	$46.74	$45.45	$45.31	$43.63
Low	40.73	40.57	38.70	38.78
Cash Dividend per Share	$0.44	$0.44	$0.44	$0.44

Dividend declarations after November 6, 2015 are generally restricted under the terms of the Merger Agreement. See "Equity" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PLUM CREEK 2015 FORM 10-K | 21

Table of Contents	PART II / ITEM 5

Company Stock Price Performance

The following graph shows a five-year comparison of cumulative total stockholder returns for the company, the Standard & Poor’s ("S&P") 500 Index, and the S&P Global Timber and Forestry Index for the five years ended December 31, 2015. The total stockholder return assumes $100 invested at the beginning of the period in the company’s common stock, the S&P 500 Index, and the S&P Global Timber and Forestry Index. It also assumes reinvestment of all dividends.

The following table shows total stockholder return for the years ended December 31:

	2011	2012	2013	2014	2015
Plum Creek	1.9%	26.7%	8.7%	(4.1)%	16.2%
S&P Global Timber and Forestry Index	(16.5)%	22.8%	20.4%	2.8%	(6.8)%
S&P 500 Index	2.1%	16.0%	32.4%	13.7%	1.4%

PLUM CREEK 2015 FORM 10-K | 22

Table of Contents	PART II / ITEM 5

The following table shows total indexed return of stock price plus reinvestment of dividends, assuming an initial investment of $100.00 at December 31, 2010 for the years ended December 31:

	12/31/2010	2011	2012	2013	2014	2015
Plum Creek	$100	$102	$129	$140	$135	$156
S&P Global Timber and Forestry Index	$100	$84	$103	$123	$127	$118
S&P 500 Index	$100	$102	$118	$157	$178	$181

Purchase of Equity Securities

The following table contains information about the company’s purchases of equity securities during the fourth quarter of 2015:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (B)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (B)
October 1, 2015 through October 31, 2015	0 shares of common stock	$—	0 shares of common stock	$ 200 million
November 1, 2015 through November 30, 2015	0 shares of common stock	$—	0 shares of common stock	$ 200 million
December 1, 2015 through December 31, 2015	334 shares of common stock	$50.64	0 shares of common stock	$ 200 million
Total	334 shares of common stock	$50.64	0 shares of common stock

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

(B)
The Board of Directors, from time to time, has authorized a share repurchase program. On August 4, 2015, the Board of Directors authorized a $200 million share repurchase program, which was publicly announced on September 15, 2015.  This authorization replaced the remaining balance on the previous $200 million share repurchase program, which was authorized by the Board of Directors on August 3, 2010 and publicly announced on August 4, 2010. Share repurchases after November 6, 2015 are generally restricted under the terms of the Merger Agreement.

PLUM CREEK 2015 FORM 10-K | 23

Table of Contents	PART II / ITEM 6

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights

The following table summarizes selected financial highlights for the five most recent fiscal years (dollars in millions, except per share amounts):

	2015	2014	2013	2012	2011
Income Statement Items
Revenues	$1,445	$1,476	$1,340	$1,339	$1,167
Operating Income (A)	274	322	295	281	275
Equity Earnings from Timberland Venture	77	63	63	59	56
Equity Earnings from Real Estate Development Ventures	6	3	—	—	—
Interest Expense (Note Payable to Timberland Venture)	58	58	58	58	58
Interest Expense (Debt Obligations to Unrelated Parties)	105	108	83	82	81
Income before Income Taxes (B)	194	222	213	200	192
Provision (Benefit) for Income Taxes	(3)	8	(1)	(3)	(1)
Net Income	197	214	214	203	193

Non-Cash Items
Depreciation, Depletion and Amortization (C)	133	138	119	114	96
Basis of Real Estate Sold	148	129	91	138	77

Balance Sheet Items
Total Assets (E)	4,990	5,187	5,695	4,384	4,259
Total Debt Obligations (to Unrelated Parties) (D)	2,499	2,515	2,886	2,172	1,996
Note Payable to Timberland Venture (a Related Party)	783	783	783	783	783

Earnings per Share (Diluted)
Net Income	$1.12	$1.21	$1.30	$1.25	$1.19

Dividends Declared per Share	$1.76	$1.76	$1.74	$1.68	$1.68

Timberland Acquisitions (E)
Purchase Price	$7	$—	$950	$18	$89
Acres	7,000	—	551,000	13,000	59,000

Timberland Dispositions (Acres)	287,000	184,000	168,000	269,000	185,000

Minerals and Mineral Rights Acquired (E)	$—	$—	$213	$76	$12

Harvest Volume (in Million Tons)	18.6	19.6	17.4	17.9	15.8

(A)
Includes a $3 million gain from insurance recoveries received in 2015 related to the 2014 MDF fire. In 2014, includes a $2 million loss due to MDF fire damages and $13 million of insurance recoveries received, resulting in a net $11 million gain.

(B)	Includes a $4 million loss in 2013 on extinguishment of debt.

(C)	Includes a $2 million loss due to MDF fire damages in 2014 and a $4 million loss due to forest fire damages in 2013.

(D)	Includes Timber Obligations accounted for as capital leases. See Note 15 of the Notes to Consolidated Financial Statements.

(E)
Timberland acquisitions during 2013 include 501,000 acres in Alabama, Georgia, South Carolina, Virginia and West Virginia acquired from WestRock Company (formerly MeadWestvaco Corporation). Minerals and mineral rights acquired during 2013 include certain proven and probable coal reserves ($50 million) and surface leases ($7 million) acquired from WestRock Company.

PLUM CREEK 2015 FORM 10-K | 24

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

The Operating Partnership has borrowed and has currently outstanding $2.5 billion principal amount of debt, including $894 million of publicly issued notes. PC Ventures has borrowed and has currently outstanding $783 million in principal amount of debt (“the Note Payable to Timberland Venture”) from an entity (“the Timberland Venture”) in which a subsidiary of the Operating Partnership has a common and preferred equity interest. See Note 17 of the Notes to Consolidated Financial Statements. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership in exchange for a preferred equity interest in the Operating Partnership. PC Ventures has no other activities and the Operating Partnership has no ownership interest in PC Ventures.

The Note Payable to Timberland Venture is an obligation of PC Ventures and not an obligation of the Operating Partnership. Therefore, any discussion of the Note Payable to Timberland Venture below is not applicable to the

PLUM CREEK 2015 FORM 10-K | 25

Table of Contents	PART II / ITEM 7

Operating Partnership. Unless otherwise specified, all other discussion and analysis below are applicable to both Plum Creek and the Operating Partnership.

Overview

Recent Events

Weyerhaeuser Merger. On November 8, 2015, Plum Creek and Weyerhaeuser Company (“Weyerhaeuser") announced each of its Board of Directors approved an Agreement and Plan of Merger (the "Merger Agreement"). Under the Merger Agreement, Weyerhaeuser is the surviving entity and Plum Creek will cease to be a publicly-traded company as of the merger date. On the merger date, each outstanding share of Plum Creek will be exchanged for 1.60 shares of Weyerhaeuser. The merger was approved by the shareholders of both Plum Creek and Weyerhaeuser on February 12, 2016, and is expected to close on February 19, 2016. In connection with the merger, Weyerhaeuser will be assuming the assets and liabilities of Plum Creek.

During 2015, we incurred merger-related costs of approximately $8 million primarily for financial advisory and legal fees. Between January 1, 2016, and the closing of the merger, we expect to incur additional financial advisory and legal fees of $30 million to $35 million. The additional financial advisory fees are contingent on the closing of the merger.

The Merger Agreement also provides for the payment of severance and the accelerated vesting of certain share-based compensation awards. Most officers of the company are covered by a change-in-control agreement and all other employees are covered by the Merger Agreement. The amount of severance and the value of share-based compensation that vests early is contingent on the closing of the merger, and in most cases, a termination of employment by Weyerhaeuser. As a result, these amounts cannot be estimated because in most cases it is not known which employees Weyerhaeuser will terminate. See Item No. 11, Executive Compensation, for a more complete summary of the change-in-control provisions that apply to the executive officers of Plum Creek.

Furthermore, the Merger Agreement places certain restrictions on how Plum Creek conducts its business from the date of the agreement (November 6, 2015) to the closing of the merger. In general, Plum Creek is allowed to conduct its business in the normal course but generally has certain restrictions in the following areas: (1) declaring special dividends, (2) repurchasing outstanding shares of Plum Creek’s stock, (3) issuing additional shares of stock, (4) amending any material contracts (including any employee benefit and incentive plans), (5) making acquisitions, (6) selling assets, (7) incurring indebtedness, (8) making capital expenditures, (9) settling claims, and (10) entering into a new line of business. None of the above restrictions are expected to materially impact how Plum Creek currently conducts its business. For a detailed description of the terms of the merger, see the Agreement and Plan of Merger between Weyerhaeuser and Plum Creek, incorporated by reference as Exhibit 2.5 under Item No. 15, Exhibits and Financial Statement Schedules.

Twin Creeks Timberland Venture. On September 15, 2015, we announced the formation of a timberland venture, Twin Creeks Timber, LLC (“Twin Creeks Timber”), with several institutional investors (i.e., several state investment funds). In connection with the formation of the venture, we agreed to sell and contribute approximately 260,000 acres of our southern timberland property (approximately 8% of the timberlands currently included in our Southern Resources Segment) in exchange for cash of approximately $420 million and a common ownership interest in Twin Creeks Timber, valued at approximately $140 million. Plum Creek's aggregate capital commitment (including the value of contributed timberlands) to Twin Creeks Timber is approximately $201 million, representing a common ownership interest in Twin Creeks Timber of approximately 21%. The institutional investors have agreed to contribute cash of $752.5 million in exchange for a common ownership interest in Twin Creeks Timber of approximately 79%. Plum Creek may, in its sole discretion and without the consent of the other members, increase its capital commitment to achieve or maintain up to a 25% ownership interest in the venture. The initial capital contributions were expected to occur in January 2016. However, due to the pending merger with Weyerhaeuser, the parties have agreed to extend the sale and contribution of the property, deferring initial capital contributions until the earlier to occur of 30 days after the merger (or 30 days after an announcement that the merger is not taking place) or June 30, 2016. Further, the parties agreed to allow Plum Creek to continue certain harvest activity on the property, subject to volume limitations and a credit at closing. Assuming the merger closes on February 19, 2016, as planned, the property closing and initial capital contributions

PLUM CREEK 2015 FORM 10-K | 26

Table of Contents	PART II / ITEM 7

are expected to occur in March 2016. Unless extended by a unanimous vote of all investors, the term of Twin Creeks Timber is 15 years.

In addition to Plum Creek’s ownership interest in Twin Creeks Timber, Plum Creek will also be responsible for managing the day-to-day operations of the timberland venture. We do not believe that any compensation received in connection with the management functions will be material to consolidated net income. Upon the closing of the merger, Weyerhaeuser will assume the rights and obligations associated with the Twin Creeks Timberland Venture.

2015 Performance Compared to 2014

Our operating income for 2015 was $274 million compared to $322 million for 2014. Despite the more than 10% improvement in housing starts during 2015 compared to the prior year, sawlog prices and lumber prices during 2015 were generally under downward pressure as a result of oversupplied lumber markets. Lumber markets in the U.S. were generally oversupplied during most of 2015 due primarily to increased lumber imports from Canada and lower exports of logs and lumber to China. Prices for our pulpwood continued to improve during 2015 due to stronger demand. Prices for our plywood and MDF panels remained strong due to the premium products we sell. Real estate markets during 2015 were generally comparable to the prior year; however, the mix of acres we sold was materially different.

Operating income in our Northern Resources Segment decreased by $17 million to $27 million. This decrease in operating performance was due primarily to an 18% decrease in sawlog harvest volume as a result of recent land sales and harvest schedule updates, and due to weaker sawlog prices as a result of oversupplied lumber markets.

Operating income in our Southern Resources Segment decreased by $14 million to $123 million. This decrease in operating performance was due primarily to a 6% decrease in sawlog harvest volume as a result of deferring some volume to future periods due to relatively weak sawlog prices, and due to higher operating expenses and higher depletion expense.

Operating income in our Real Estate Segment increased by $11 million to $144 million. The increase was due primarily to selling more acres. During 2015, we sold approximately 284,000 acres compared to selling approximately 184,000 acres during 2014.

Operating income in our Manufacturing Segment decreased by $14 million to $35 million. During 2014, we incurred a fire loss at our MDF facility, and when netted against insurance recoveries, we reported a gain of $11 million, compared to reporting a gain from insurance recoveries of $3 million in 2015. Excluding the net gains from the MDF fire, operating income decreased from $38 million to $32 million. This decrease of $6 million was due primarily to weaker lumber prices as a result of oversupplied markets.

Operating income was also negatively impacted by higher corporate expenses. Corporate expenses for 2015 were $93 million compared to $67 million in the prior year. This increase of $26 million is due primarily to higher share-based compensation expense of $13 million as a result of our relative total shareholder return compared to our peer groups and expenses of $8 million related to our announced merger with Weyerhaeuser. Partially offsetting these higher corporate expenses is a realized gain of $10 million in 2015 associated with selling investments held by our grantor trust in anticipation of higher pension benefit payments during 2016. The realized gain of $10 million is reported in our Consolidated Statements of Income as Other Operating Income (Expense), net.

Despite our 2015 reported operating income decreasing by $48 million as compared to the prior year, our reported net income decreased by only $17 million from $214 million in 2014 to $197 million in 2015. This smaller decline is due primarily to reporting higher equity earnings and lower tax expense. Reported equity earnings for 2015 were $83 million compared to $66 million for 2014. This increase of $17 million primarily relates to higher land sales by the Timberland Venture which generally results in higher reported equity earnings but only minimal additional cash flow. During 2014, we recorded a tax expense of $8 million compared to recording a tax benefit of $3 million for 2015. This difference of $11 million is due primarily to lower operating income from our Manufacturing Segment and higher corporate expenses.

PLUM CREEK 2015 FORM 10-K | 27

Table of Contents	PART II / ITEM 7

Net cash provided by operating activities was $463 million for 2015 compared to $457 million for 2014. This increase of $6 million was due primarily to higher proceeds from real estate sales and a favorable working capital variance, offset in part by lower operating results from our Resources and Manufacturing Segments.

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

Selected U.S. housing economic data for the last five years was as follows at December 31:

	2015	2014	2013	2012	2011
U.S. Housing Starts (in millions)	1.11	1.01	0.92	0.78	0.61
Supply of Existing Homes for Sale (in months)	4	4	5	4	6
30-yr. Fixed Interest Mortgage Rates (average)	3.9%	4.2%	4.0%	3.7%	4.5%

Housing starts continued to improve during 2015, increasing by 11% over the prior year. The improvement in housing starts was due primarily to the gradually improving U.S. economy, declining unemployment, near record low mortgage interest rates, and the increase in household formations. However, despite the improvement in housing starts to approximately 1.1 million starts, housing starts remain at recessionary levels.

Housing starts remain at recessionary levels due primarily to the low labor participation rate, weak wage growth, high debt levels, rising home prices, and strict lending standards, all factors which have prevented many young families from purchasing a first home. The unemployment rate has steadily declined during the past several years and was approximately 5% at the end of 2015. However, a better measure of employment as it relates to housing is the labor participation rate, which was at 62.6% at the end of 2015 (a near 30-year low). The low labor participation rate is due in part to individuals dropping out of the workforce as a result of the disappointing job opportunities, as a large percentage of the jobs created since the recession ended in 2009 have been in low-paying sectors, such as retail and hospitality. Also, wage growth during this protracted recovery has been constrained to unusually low levels, which is also negatively impacting the housing sector.

The challenges of finding a well-paying job have especially impacted young families. As a result of weak job opportunities along with high student debt, first-time home buyers, which historically have accounted for 40% of home sales, currently account for approximately 30% of sales. The decline in first-time home buyers is also causing a significant shift in the mix of housing starts. Historically, single-family starts have accounted for approximately 80% and multifamily starts have accounted for approximately 20% of the total starts. However, because more households are renting instead of buying a home, the multifamily share of housing starts is currently around 35%. This trend negatively impacts the demand for wood products since multifamily starts use only about one-third as much wood as is used in single-family starts.

Another trend that negatively impacted the demand for logs and wood products in the U.S. during 2015 was the increase in lumber imports and the decrease in lumber exports. During 2015, most foreign economies were weakening while the U.S. economy was modestly improving, which is one of the reasons why the U.S. dollar strengthened considerably against most other world currencies during 2015. The improving U.S. economy along with the strong dollar caused many global companies to target more of their sales to the U.S., while U.S. manufacturers found it more difficult to sell their products in foreign markets. U.S. log and lumber markets were most severely impacted by a decline in exports to China and increasing imports from Canada.

The slowing Chinese economy along with increased competition from Russian and European wood suppliers have caused log and lumber exports to China from North America to decline significantly during 2015. During the first ten-months of 2015 as compared to the same period in the prior year, lumber exports to China from Canada decreased by 17% (to 2.3 billion board feet) and lumber exports from the U.S. decreased by 38% (to 178 million board feet). The slowdown in China’s economic growth along with the strong U.S. dollar caused Canada to target more of their lumber

PLUM CREEK 2015 FORM 10-K | 28

Table of Contents	PART II / ITEM 7

sales to U.S. markets. The Canadian dollar is currently at a 12-year low compared to the U.S. dollar. As a result of the decline in Canadian lumber exports to China combined with the weak Canadian dollar, Canada increased their lumber exports to the U.S. by 7% during the first ten-months of 2015 compared to the same period in the prior year. Additionally, prior to October 13, 2015, Canadian lumber exports were generally constrained under the U.S. - Canadian Softwood Lumber Agreement by a system of tiered taxes and/or volume restrictions. However, as a result of the ten-year agreement expiring on October 12, 2015, Canada has greater economic incentives to increase their lumber exports to the U.S. Furthermore, it appears that Canada has taken advantage of the expired agreement by increasing lumber shipments to the U.S. during the fourth quarter of 2015.

Average sawlog prices in our Northern Resources Segment during 2015 were $82 per ton (delivered basis), and while this was a 4% decrease from our 2014 average sawlog prices, it was still our second highest average in the past ten years. By comparison, average sawlog prices in our Southern Resources segment were $22 per ton (stumpage basis), which was approximately 40% lower than our 2005 average of $37 per ton. Some of the key reasons for this difference is that in our Northern Resources Segment mill owners have added more shifts, log and lumber exports have been higher (although lower in 2015 compared to 2014), and the supply of logs has been more constrained. However, in our Southern Resources Segment, log prices have increased only modestly since recent low prices in 2011, when the average sales realization for the year was $19 per ton. This limited price improvement is due primarily to Southern mill owners being more reluctant to add shifts or restart mills, and due to the readily available supply of logs for the current level of lumber and plywood production.

During 2016, we expect the rebound in housing starts to continue at a slow pace. Housing starts are expected to continue to improve during 2016 due primarily to the growth of the U.S. economy, low interest rates, and the increase in household formations. The demand for wood products used in the repair and remodeling sector is also expected to improve during 2016 due primarily to rising home equity, the aging of housing stock, and the relatively high cost to purchase a new home. However, despite the anticipated improvement in the demand for lumber, lumber prices during 2016 may remain weak if the improvement in demand is satisfied by higher imports. Furthermore, as long as lumber prices remain weak, this will likely have a negative impact on sawlog prices.

In the long-run, we believe favorable demographics will bode well for the wood products business and that eventually housing starts will return to normal levels (i.e., annual housing starts of between 1.5 million and 1.6 million). However, due to the low labor participation rate, stagnant wage growth, high levels of student debt, and the slowing world economy, there remains considerable uncertainty regarding the extent and timing of the recovery in the housing sector. Therefore, as long as housing starts remain at current levels and there is an adequate supply of sawlogs to meet the current demand, we believe sawlog prices and operating results in our Southern Resources Segment will not significantly improve from 2015 levels.

We use independent third-party contract loggers and haulers to deliver our logs to our customers. Following the weak business conditions in the timber business that persisted for several years, there are fewer of these contractors available in certain markets to produce and deliver logs. While we continue to enhance strong working relationships with the independent loggers and haulers, as log markets continue to improve there may be production and delivery constraints that could impact log prices and/or delivery. Furthermore, despite the decline in diesel fuel prices, we do not expect this decline to favorably impact our operating results due to the higher costs resulting from an overall shortage of loggers and haulers.

Higher Value and Non-Strategic Timberlands

We review our timberlands to identify properties that may have higher values other than as commercial timberlands (see discussion in Item 1 - Real Estate Segment). We estimate that included in the company's 6.3 million acres of timberlands at December 31, 2015, are approximately 675,000 acres of higher value timberlands which are expected to be sold, exchanged, and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. Furthermore, the company has approximately 200,000 acres of non-strategic timberlands, which are expected to be sold over the near and medium term in smaller scale transactions (“small non-strategic”). Not included in the above 675,000 higher value acres and 200,000 small non-strategic acres are other acres that may be sold, from time to time, in large acreage transactions

PLUM CREEK 2015 FORM 10-K | 29

Table of Contents	PART II / ITEM 7

to commercial timberland buyers as opportunities arise (“large non-strategic”). Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

During 2015, we sold approximately 132,000 acres of conservation properties for proceeds of $98 million, approximately 37,000 acres of higher and better use / recreational properties for proceeds of $76 million, approximately 17,000 acres of small non-strategic properties for proceeds of $22 million, along with selling approximately 98,000 acres of large non-strategic properties for proceeds of $120 million. During 2008, our land development business slowed dramatically and remained weak during 2015. Assuming the merger with Weyerhaeuser is consummated (expected to close on February 19, 2016), future real estate sales will be at the discretion of Weyerhaeuser’s management.

Harvest Levels

The volume of trees we harvest each year and the percentage of sawlogs and pulpwood (product mix) included in our annual harvest also impacts our operating performance. During 2015, we harvested a total of 18.7 million tons, which was comprised of 43% sawlogs and 57% pulpwood, compared to harvesting 19.6 million tons in 2014, which was comprised of 45% sawlogs and 55% pulpwood. Future harvest levels may vary from historic levels due to weaker or stronger than anticipated markets or other factors outside of our control, such as weather and fires. Future harvest levels may also be impacted by the acquisition of timberlands or the disposition of timberlands beyond the 875,000 acres described above in the Higher Value and Non-Strategic Timberlands section. Assuming the merger with Weyerhaeuser is consummated (expected to close on February 19, 2016), future harvest levels will be at the discretion of Weyerhaeuser’s management.

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

PLUM CREEK 2015 FORM 10-K | 30

Table of Contents	PART II / ITEM 7

The following table summarizes amounts recognized under each method from sales to external customers in the company’s consolidated financial statements for the years ended December 31 (in millions):

	2015	2014	2013
Revenues from:
Delivered log sales	$638	$668	$577
Pay-as-cut sales	$40	$46	$35
Timber deed sales	$6	$10	$19

Substantially all of our timber sales in the Northern Resources Segment are under delivered log sale agreements. Over the last several years in our Southern Resources Segment, we have increased the proportion of delivered log sales, as approximately 91% of our timber sales in 2015, 89% of our timber sales in 2014 and 87% of our timber sales in 2013 were from delivered log sales. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales. Under sales of stumpage revenues are lower since the buyer is responsible for the logging and hauling costs. As a result of this sales method mix in our Southern Resources Segment, the operating profit as a percentage of revenue is typically higher compared to our Northern Resources Segment.

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

During 2015, the Real Estate Segment reported an operating profit percentage of approximately 45%. Over the last ten years, the Real Estate Segment’s annual operating profit percentage has ranged from 45% to 65% of revenues. The operating profit percentage depends on the nature of the interest sold and how much the market value of the property has risen over its book value. For example, sales of properties that have been held by the company for a long time (i.e. decades) will tend to have relatively higher operating profit percentages than properties that have been held by the company for shorter time periods. In contrast, the sale of conservation easements will generally have an operating profit percentage of close to 100% because historically no book basis was allocated to these development rights.

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

In connection with the sale of timberlands, a portion of the original cost of the underlying land and standing timber is included in the real estate segment cost of goods sold. The book basis related to the land being sold is generally based on a specific identification of the costs allocated to the acres being sold. However, the book basis related to the standing timber is based on timber depletion rates. The company has a separate depletion rate for each geographic region in which the company operates (i.e., seven rates in our Northern Resources Segment and six rates in our Southern Resources Segment). In connection with an acquisition, the company will either establish new depletion rate(s) or average the acquisition cost and timber inventory with existing depletion rate(s) depending upon how the timberlands will be managed. For example, in connection with our December 6, 2013, acquisition of approximately 501,000 acres of timberlands from MeadWestvaco, the company created a new depletion rate associated with the

PLUM CREEK 2015 FORM 10-K | 31

Table of Contents	PART II / ITEM 7

approximately 126,000 acres acquired in Virginia. The remaining timberlands acquired were combined with existing timberlands in computing new depletion rates for 2014. Management believes that current and future results of operations could be materially different depending upon how depletion rates are established in connection with major acquisitions. For example, in 2014, cost of real estate sales would have been approximately $5 million higher if new depletion rates had been established for all 501,000 acres of the acquired MeadWestvaco timberlands.

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

The company has had a long history of acquiring timberlands. Management is required to estimate the fair values of acquired assets and liabilities as of the acquisition date. These estimates of fair value are typically derived from external appraisals and are based on significant assumptions and estimates. Any changes in these estimates and assumptions could impact current and future depletion rates, basis for real estate sales, and our impairment analysis. Subsequent to the original allocation, assets are tested for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable through future operations. Our long-lived assets are grouped and evaluated for impairment at the lowest level for which there are independent cash flows. We track cash flows for our approximately 6.3 million acres of timberlands by grouping them into seven geographic areas in the Northern Resources Segment and six geographic areas in the Southern Resources Segment. Additionally, we track cash flows for each of our manufacturing facilities.

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

Timber and Timberlands Held for Sale. An impairment loss is recognized for long-lived assets held for sale when the carrying value of those assets exceeds an amount equal to its fair value less selling costs. An asset is generally considered to be held for sale when we have committed to a plan to sell the asset, the asset is available for immediate sale in its present condition, we have initiated an active program to locate a buyer (e.g., listed with a broker), and the sale is expected to close within one year. During the last several years, the above criteria have been met by some of our timberland properties, and we recognized annual impairment losses of $7 million and $4 million in 2014 and 2013, respectively (see Note 4 of the Notes to Consolidated Financial Statements). No impairment losses were recognized in 2015.

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

PLUM CREEK 2015 FORM 10-K | 32

Table of Contents	PART II / ITEM 7

Property, Plant and Equipment. The carrying value of Property, Plant and Equipment primarily represents the net book value of our five manufacturing facilities. Each manufacturing facility is tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future operations. The estimated future cash flows over the remaining useful life of a manufacturing facility is highly subjective and is dependent upon estimates for future product pricing, raw material costs and availability, volumes of product sold, and residual value of the facility. No impairment losses were recorded during 2015, 2014 or 2013.

We currently estimate that the carrying value for our five facilities is recoverable through future operations and that our estimate of future cash flows is reasonable. However, if wood product prices were to weaken for an extended period of time, or if log or raw material availability declines, we may record an impairment loss for one or more of our manufacturing facilities in a future period.

Capitalized Real Estate Development Costs. Current and future costs associated with specific real estate development projects are capitalized once management has concluded it is probable that a project will be successful. Real estate development costs are expensed as incurred when management is not able to conclude that it is probable a project will be successful. Furthermore, previously capitalized costs for specific projects are written off when management revises its prior assessment and concludes that it is probable a project will not be successful and costs will not be recovered. For many of our projects, there is less judgment in making this determination due to prior experience in the local market or advice from consultants. However, for some of our larger projects where we have limited experience in the local market or for projects in environmentally sensitive areas, there is significant judgment in assessing the expected outcome for the projects. At December 31, 2015, we have $39 million of capitalized costs associated with projects that management expects will be successful.

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

The original cost of the timber includes capitalized costs associated with the purchase of timber along with reforestation costs and other costs associated with the planting and growing of trees. When timberlands are purchased, management is required, as part of its purchase price allocation, to estimate the fair value of the timber as of the acquisition date. There are significant assumptions and estimates associated with the allocation of the purchase price, which in turn, could significantly impact our current and future depletion rates.

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

In connection with a timberland acquisition, we will either establish new depletion rate(s) or average the acquisition cost and timber inventory with existing depletion rate(s) depending upon how the timberlands will be managed. For example, we will create a new depletion rate if we intend to manage the timberlands as a new geographic area (i.e. a new operating unit). If the timberlands acquired are combined with existing timberlands (i.e. an existing operating unit), we will combine the timberlands together in computing new depletion rates. Current and future results of operations could be materially different depending upon how depletion rates are established in connection with major acquisitions. We establish separate depletion rates for purchased timber deeds in order to allocate the cost of a timber deed over its term (based on harvest volumes).

PLUM CREEK 2015 FORM 10-K | 33

Table of Contents	PART II / ITEM 7

The following table summarizes depletion expense recognized in the company’s financial statements, key assumptions and sensitivities to changes in assumptions for the years ended December 31 (dollars in millions, except per ton amounts):

	2015	2014
Depletion Expense
Northern Resources Segment	$15	$17
Southern Resources Segment (A)	62	65
Total Depletion Expense	$77	$82

Average Depletion Rates (per ton)
Northern Resources Segment	$4.43	$4.42
Southern Resources Segment (B)	$4.36	$4.31

Assumptions Used to Determine the Average Depletion Rates
Estimated Future Silviculture Costs, including the Impact of Inflation
Northern Resources Segment	$55	$52
Southern Resources Segment (B)	$359	$353

Estimated Future Volume (in million tons)
Northern Resources Segment (C)	243	254
Southern Resources Segment (B)(C)	435	452

Sensitivity of Results to Changes in Key Assumptions
Increase in Depletion Expense for a 10%:
Increase in Estimated Future Silviculture Costs (D)
Northern Resources Segment	$0.1	$0.1
Southern Resources Segment	$1.2	$1.2

Decrease in Estimated Future Volume (E)
Northern Resources Segment	$1.7	$1.9
Southern Resources Segment	$6.9	$7.2

(A)
Depletion expense does not include the depletion associated with the long-term timber deeds we purchased in 2013 and 2012. Depletion expense associated with these timber deeds was $16 million and $11 million for 2015 and 2014, respectively.

(B)	Does not include the long-term timber deeds.

(C)	Decrease from 2014 is due primarily to timberland dispositions.

(D)	Assumes future timber volumes do not change.

(E)	Assumes future silviculture costs do not change.
Significant estimates and judgments are required to determine both future silviculture costs and the volume of timber available for harvest over the harvest cycle. Some of the factors impacting the estimates are changes in inflation rates, the cost of fertilizers, the cost of capital, the actual and estimated increase in growth rates from fertilizer applications, the relative price of sawlogs and pulpwood, the actual and expected real price appreciation of timber, the scientific advancement in seedling and growing technology, and changes in harvest cycles. Management updates all of the above estimates at least annually, or whenever new and supportable information becomes known. Management believes that current and future timber depletion (and therefore, current and future results of operations) could be materially impacted by the timing and extent the above assumptions are revised.

PLUM CREEK 2015 FORM 10-K | 34

Table of Contents	PART II / ITEM 7

Equity Method Investments

The company has two material equity method investments: (1) an investment in MWV-Charleston Land Partners, LLC (Real Estate Development Joint Ventures) and (2) an investment in Southern Diversified Timber, LLC (Timberland Venture). See Note 17 of the Notes to Consolidated Financial Statements. These investments are presented separately in both our consolidated statements of income and our consolidated balance sheets.

On December 6, 2013, the company and WestRock Company (formerly MeadWestvaco Corporation) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and WestRock contributed approximately 109,000 acres of real estate development properties. The book basis of Plum Creek’s initial investment in MWV-CLP was $139 million (based on the December 6, 2013 purchase price allocation), and Plum Creek’s share of MWV-CLP’s net book basis as of December 6, 2013, was approximately $52 million (based on WestRock’s historical cost in the contributed properties). In accordance with the Accounting Standards Codification, this basis difference of $87 million is being amortized (i.e., additional expense) into equity earnings (losses) in future periods as either the real estate development properties are sold or timber on the real estate properties is harvested and sold.

On October 1, 2008, Plum Creek and Campbell Global, LLC formed a limited liability company (Southern Diversified Timber, LLC or “the Timberland Venture”). Plum Creek contributed approximately 454,000 acres of timberlands and Campbell Global, LLC contributed cash. Plum Creek’s initial book basis in the Timberland Venture was $174 million (Plum Creek’s basis in the timberlands at the date of transfer) and Plum Creek’s share of the Timberland Venture’s initial net book basis was $783 million (based on fair value of contributed properties). In accordance with the Accounting Standards Codification, this basis difference of $609 million is being amortized (i.e., additional earnings) into equity earnings in future periods as either timber on these properties is harvested and sold or timberlands are sold.

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

During 2015, the basis amortization included in equity earnings related to our investment in MWV-CLP was $15 million (additional expense) and the basis amortization included in equity earnings related to our investment in the Timberland Venture was $18 million (additional earnings). During 2014, the basis amortization included in equity earnings related to our investment in MWV-CLP was $11 million (additional expense) and the basis amortization included in equity earnings related to our investment in the Timberland Venture was $9 million (additional earnings). Management believes that current and future equity earnings (losses) could be materially different depending upon the assumptions used in allocating both our book basis in our equity method investments and our share of the ventures’ net book basis among the assets of the ventures.

Accounting for Share-Based Compensation

Plum Creek has a stockholder approved Stock Incentive Plan that provides for the award of shares of the company's stock including, but not limited to, common stock awards, restricted stock units and value management awards. See Note 14 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2015 FORM 10-K | 35

Table of Contents	PART II / ITEM 7

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

The fair value of the liability for outstanding value management awards as of December 31, 2015 was $23 million, which is based on the current fair value of outstanding awards multiplied by the percentage of months that services were provided during the performance period. The liability as of December 31, 2015 could range between $8 and $36 million based on the possible fair value of all outstanding liability based awards. We could have a material adjustment to our share-based compensation liability to the extent there is a material change in the fair value of our value management awards during the quarter.

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

Current Year Impact and Analysis. During 2015, our pension liability decreased from $218 million to $210 million and our pension assets decreased from $154 million to $146 million. Our pension liability represents the present value of expected future benefit payments and is remeasured annually as of December 31. Each year, our pension liability increases due to employees working for one more year (service cost), and getting one year closer to receiving benefit payments (interest cost), and decreases as pension benefits are paid. Our pension liability is also adjusted due to changes in interest rates and mortality assumptions. During 2015, our pension liability decreased by $7 million (an actuarial gain) due primarily to rising interest rates. Actuarial gains and losses are initially recognized in other comprehensive income (loss) and are then subsequently amortized (charged) to pension expense over future periods.

PLUM CREEK 2015 FORM 10-K | 36

Table of Contents	PART II / ITEM 7

Annually, our plan assets increase due to cash contributions from the company, decrease due to pension benefit payments, and will increase or decrease as a result of realized and unrealized gains and losses for the assets. Our pension expense is reduced by the expected returns on plan assets. We currently estimate that our long-term return on plan assets will average 7.0% per year. Based on the plan assets balance, our 2015 pension expense was reduced by $10 million (the expected return on plan assets in dollars). The actual return on plan assets was a loss of $1 million for 2015. We initially recognize this difference (shortfall) of $11 million in other comprehensive income (loss) and then subsequently will amortize (charge) to pension expense over future periods.

At December 31, 2015, our cumulative net actuarial pension loss recognized in accumulated other comprehensive income (loss) was $53 million (includes both unrecognized changes in our pension liability and plan assets), of which $3 million will be amortized (charged) to 2016 pension expense. Each year the future amortization of our actuarial pension loss recognized in pension expense will increase or decrease due to changes in interest rates and actual returns on plan assets compared to expected returns. Additionally, while not expected, future company contributions may need to be increased to the extent interest rates remain low or to the extent that actual investment returns on plan assets do not meet our expectations.

Significant Assumptions. The computation of the company’s benefit obligation, pension cost and accrued pension liability under U.S. GAAP requires us to make certain assumptions involving primarily the following (weighted-average rates):

	2015	2014
Assumptions Used to Determine the Benefit Obligation at December 31
Discount Rates (A)
Annuity Distributions	4.60%	4.15%
Lump-Sum Distributions	3.03%	3.04%
Rate of Compensation Increase (B)	3.45%	3.45%

Assumptions Used to Determine Net Periodic Benefit Cost
Discount Rate
Annuity Distributions	4.15%	5.05%
Lump-Sum Distributions	3.04%	3.80%
Expected Long-Term Return on Plan Assets (C)	7.00%	7.25%
Rate of Compensation Increase (B)	3.45%	3.45%

(A)
The December 31, 2015 discount rate for annuity distributions was determined by the resulting yield of a hypothetical bond portfolio at December 31, 2015, matched to the expected benefit payments under the plans. Bonds selected for this portfolio had a Moody’s or Standard & Poor’s credit rating of “AA” or better as of December 31, 2015. The December 31, 2015 discount rate for lump-sum distributions is based on yields on 30-year U.S. Treasury bonds.

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

PLUM CREEK 2015 FORM 10-K | 37

Table of Contents	PART II / ITEM 7

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

Financial Measures and Sensitivities. The following table summarizes key financial measures and sensitivities to changes in assumptions for the years ended December 31 (in millions):

	2015	2014
Key Financial Measures
Pension Expense	$11	$8
Cash Pension Plan Contributions—Qualified Plan	9	9
Cash Grantor Trust Funding—Non-Qualified Plans	7	1
Current Accrued Pension Liability (Non-Qualified Plans)	34	5
Non-Current Accrued Pension Liability	30	59
Sensitivity to Changes in Key Assumptions
Increase in Pension Expense for Every 0.25 Percentage Point:
Decrease in Long-Term Rate of Return on Plan Assets	$0.4	$0.3
Decrease in Weighted-Average Discount Rate	0.5	0.7
Increase in Rate of Increase in Compensation Levels	0.2	0.2
Increase in Qualified Pension Funding (actuarially computed accumulated benefit obligation) for:
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate	$4.8	$5.0
Every 0.25 Percentage Point Decrease in the Weighted-Average Discount Rate Assumption for Lump-Sum Benefits	$1.3	$1.3

Assuming an average long-term rate of return on plan assets of 7.0%, and weighted-average discount rates of 4.60% for annuity distributions (and 3.03% for lump-sum distributions) and a 3.45% rate of increase in compensation levels for 2016 and beyond, we project our annual pension expense for 2016 will be approximately $8 million and will range between $8 million and $9 million each year for 2017 through 2020. On the date the merger with Weyerhaeuser becomes effective (expected to be February 19, 2016), the qualified and nonqualified plans will be closed to new participants and frozen to all future benefit accruals. As such, future contributions to the qualified pension plan or to its grantor trust associated with the non-qualified plans in 2016 or beyond will be determined by Weyerhaeuser.

PLUM CREEK 2015 FORM 10-K | 38

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

In connection with the WestRock Company (formerly MeadWestvaco) timberland acquisition in 2013, the company and WestRock Company formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and WestRock Company contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. Plum Creek has committed to contribute capital of at least $29 million over the next five years in connection with its interest in Class B Properties. The company uses the equity method of accounting for both its Class A and Class B interests. See Notes 17 and 18 of the Notes to Consolidated Financial Statements.

In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to a timberland venture in exchange for an equity interest. The company accounts for its interests under the equity method of accounting. See Notes 17 and 18 of the Notes to Consolidated Financial Statements.

During 2013, the company entered into several treasury lock transactions to hedge against interest rate risk on its Installment Note Payable. These transactions are accounted for as cash flow hedges, and the $5 million gain on these transactions is being amortized as a reduction to interest expense on the installment note over its term of ten years. See Notes 10 and 12 of the Notes to Consolidated Financial Statements. The company is not a party to any other derivative transactions.

In September 2015, we announced the formation of a timberland venture, Twin Creeks Timber, LLC (“Twin Creeks Timber”), with several institutional investors (i.e., several state investment funds). Assuming the merger with Weyerhaeuser closes on February 19, 2016 as planned, initial capital contributions are expected to occur in March 2016. Plum Creek has agreed to contribute approximately 260,000 acres of its southern timberlands in exchange for cash of approximately $420 million and a 25% common ownership interest in Twin Creeks Timber. Twin Creeks Timber is expected to raise total committed capital of approximately $1 billion from either existing investors or new investors. Plum Creek intends to maintain its 25% common ownership; and therefore, expects over the next several years to make future cash contributions of approximately $110 million to Twin Creeks Timber. Unless extended by a unanimous vote of all investors, the term of Twin Creeks Timber is 15 years.

Contractual Obligations. The following table summarizes our contractual obligations at December 31, 2015 (in millions):

		Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt (A)	$3,084	$87	$173	$910	$1,914
Note Payable to Timberland Venture (B)	956	58	898	—	—
Operating Lease Obligations	31	4	8	8	11
Timber Obligations	4	1	—	—	3
Long-Term Incentive Plans	23	8	15	—	—
Purchase Obligations (C)	341	129	173	17	22
Other Long-Term Liabilities (D)	—	—	—	—	—
Total Contractual Obligations	$4,439	$287	$1,267	$935	$1,950

PLUM CREEK 2015 FORM 10-K | 39

Table of Contents	PART II / ITEM 7

(A)
In addition to principal, long-term debt includes related interest obligations based on the coupon or stated interest rate for our fixed rate debt and the variable interest rate as of December 31, 2015 of 1.92% for our term credit agreement. During 2015, the company accrued patronage distributions related to 2015, which resulted in an effective net interest rate on the term loan of approximately 1%. See Note 10 of the Notes to Consolidated Financial Statements. Interest obligations are $87 million (less than one year), $173 million (1-3 years), $166 million (3-5 years), and $160 million (more than 5 years). As we expect borrowings outstanding under our line of credit to vary, only repayment of the principal is included. In 2015, interest expense related to our line of credit was less than $1 million.

(B)
On October 1, 2008, the company borrowed $783 million from the Timberland Venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. Interest obligations are $58 million (less than one year) and $115 million (1-3 years).

(C)
Purchase obligations are comprised primarily of $149 million for raw materials (resin, veneer and wood fiber) for our manufacturing facilities, $112 million for timber harvest contracts, $40 million for long-term timber leases, approximately $14 million for electricity and natural gas for our MDF facilities, and $8 million for fiber supply agreements to supply external customers.

(D)
We have not included any amounts for our other long-term liabilities, as we cannot estimate when we will be obligated to satisfy these liabilities. At December 31, 2015, other long-term liabilities include workers’ compensation of $4 million, deferred compensation obligations of $5 million and pension obligations of $64 million (including $34 million classified as a current liability). We expect to fund approximately $1 million for workers’ compensation payments in 2016. We have two grantor trusts, which hold assets associated with our deferred compensation obligations and non-qualified pension obligations. At December 31, 2015, the fair value of assets in one of our grantor trusts is approximately equal to our deferred compensation obligation of $5 million. The December 31, 2015 fair value of assets in the other grantor trust was approximately $49 million and the actuarially computed accumulated benefit obligation for our non-qualified pension plans was $48 million. Assets in our grantor trusts have been reserved for the above obligations. However, grantor trust assets are subject to the claims of creditors in the event of bankruptcy. See Notes 11 and 13 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2015 FORM 10-K | 40

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

Furthermore, future harvest levels will be impacted by sales and purchases of timberlands. The impact of timberland sales will depend on the level and extent we reinvest proceeds in productive timberlands and the stocking levels and age class distribution of any newly acquired timberlands. For example, in December 2013 we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from WestRock Company (formerly MeadWestvaco Corporation). Of the WestRock timberlands acquired, approximately 147,000 acres are included in the Northern Resources Segment and approximately 354,000 acres are included in the Southern Resources Segment. The volume harvested from the WestRock timberlands in 2014 was nearly 3 million tons.

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

Sawlog harvest levels in our Northern Resources Segment were 1.9 million tons during 2015 compared to 2.3 million tons during 2014. This decrease was due primarily to prior year land sales and recent harvest schedule updates. Sawlog harvest levels in our Southern Resources Segment were 6.1 million tons during 2015 compared to 6.5 million during 2014. This decrease was due primarily to deferring some planned harvesting as a result of weak sawlog prices. Pulpwood harvest levels in our Northern Resources Segment were 1.6 million tons during both 2015 and 2014. Pulpwood harvest levels in our Southern Resources Segment were 9.1 million during 2015 which was generally comparable to the 9.3 million tons we harvested during 2014. Assuming the merger with Weyerhaeuser is consummated (expected to close on February 19, 2016), future harvest levels will be at the discretion of Weyerhaeuser’s management.

PLUM CREEK 2015 FORM 10-K | 41

Table of Contents	PART II / ITEM 7

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

	2015	2014	2013
Acquisitions:
Northern Resources	7,000	—	147,000
Southern Resources	—	—	404,000

Dispositions
Northern Resources	153,000	136,000	66,000
Southern Resources	134,000	48,000	102,000

Total Ownership at December 31 (in millions)	6.3	6.6	6.8

Results of Operations

The following table compares Operating Income (Loss) by Segment and other items impacting our net income for the years ended December 31 (in millions):

	2015	2014	2013
Operating Income (Loss) by Segment
Northern Resources	$27	$44	$32
Southern Resources	123	137	108
Real Estate	144	133	169
Manufacturing	35	49	43
Energy and Natural Resources	25	25	19
Other	6	2	—
Total Segment Operating Income	360	390	371
Other Costs and Eliminations	(93)	(67)	(73)
Other Unallocated Operating Income (Expense), net	13	2	(3)
Operating Income	280	325	295
Equity Earnings from Timberland Venture	77	63	63
Interest Expense (Debt Obligations to Unrelated Parties)	105	108	83
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Loss on Extinguishment of Debt	—	—	(4)
Provision (Benefit) for Income Taxes	(3)	8	(1)
Net Income	$197	$214	$214

PLUM CREEK 2015 FORM 10-K | 42

Table of Contents	PART II / ITEM 7

2015 Compared to 2014

Northern Resources Segment.  Key operating statistics for the segment are as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	1.905	$82	2.310	$85
Pulpwood ($/Ton Delivered)	1.589	$49	1.575	$44
Total	3.494		3.885

Revenues decreased by $36 million, or 14%, to $228 million for 2015 compared to 2014. The decrease was due primarily to lower sawlog harvest volumes ($34 million) and lower sawlog prices ($7 million) offset, in part, by higher pulpwood prices ($7 million).

Sawlog harvest volumes decreased 18% during 2015 compared to 2014 due primarily to recent land sales, harvest schedule updates, and to a lesser extent, fire restrictions during the third quarter followed by unseasonably wet weather during the fourth quarter.

Sawlog prices decreased 4% during 2015 compared to 2014 due primarily to lower demand for logs. Demand for sawlogs decreased during 2015 as a result of oversupplied lumber markets, weak lumber prices, and high mill inventories. Despite an 11% increase in U.S. housing starts during 2015 compared to the prior year, lumber markets were generally oversupplied during most of 2015 as a result of increased lumber imports from Canada and decreased exports of logs and lumber to China. Lumber imports to the U.S. from Canada increased approximately 7% in 2015 due primarily to the slowdown in lumber demand from China and a relatively strong U.S. dollar.

Pulpwood prices increased 10% during 2015 compared to 2014 due primarily to a continued limited supply of pulpwood in the Lake States and Northeastern regions of the U.S., partially as a result of a shortage of loggers and haulers. Although many of our pulpwood customers continued to build adequate log inventories through the third quarter of 2015, demand slowed during the fourth quarter of 2015 following several announced mill closures and curtailments.

Northern Resources Segment operating income was 12% of its revenues for 2015 compared to 17% of its revenues for 2014. The decrease in operating performance was due primarily to lower sawlog prices and sawlog harvest volumes. Segment costs and expenses decreased by $19 million, or 9%, to $201 million due primarily to lower sawlog harvest volumes.

Southern Resources Segment. Key operating statistics for the segment are as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	6.105	$22	6.470	$22
Pulpwood ($/Ton Stumpage)	9.050	$13	9.283	$12
Total	15.155		15.753

Revenues decreased by $10 million, or 2%, to $521 million for 2015 compared to 2014. The decrease was due primarily to lower sawlog harvest volumes ($19 million) offset, in part, by an increased proportion of delivered sales ($9 million) and higher pulpwood prices ($3 million).

Sawlog volumes decreased 6% during 2015 compared to 2014 due primarily to reducing harvest levels as a result of weak sawlog prices. During the fourth quarter of 2015, sawlog prices were under downward pressure due to high mill inventories and reduced lumber production as a result of weak lumber prices. Despite an 11% increase in U.S. housing starts during of 2015, demand for sawlogs remained relatively weak throughout most of 2015. While lumber production

PLUM CREEK 2015 FORM 10-K | 43

Table of Contents	PART II / ITEM 7

in the Southern U.S. increased approximately 3% in 2015, many domestic lumber mills were negatively impacted by increased lumber imports. U.S. lumber imports from Canada increased approximately 7% in 2015 compared to 2014. These factors along with high lumber inventories in the first half of 2015, resulted in generally declining lumber prices during 2015. As a result, sawlog prices in 2015 were generally flat compared to 2014, but were under downward pressure late in the year. For the last several years, sawlog prices have remained at recessionary levels because at current lumber production levels there continues to be an ample supply of sawlogs.

During 2015, demand for delivered log sales was generally stronger than markets for the sale of standing timber (or “stumpage”). Under delivered log sale agreements, we are responsible for log and haul costs, while under agreements to sell standing timber, the buyer is responsible for log and haul costs. While revenues are higher under a delivered log sale, a large portion of the increase is to cover the related increase in cost of sales.

Pulpwood prices increased 5% during 2015 compared to 2014. This increase was due primarily to continued good demand from our paper and packaging customers and increased fiber demand from competing uses, primarily wood pellet producers. For our paper and packaging customers, primarily in the Southeastern U.S., a desire to maintain adequate log inventories, along with somewhat limited pulpwood availability, resulted in steady demand.

Southern Resources Segment operating income was 24% of its revenues for 2015 compared to 26% of its revenues for 2014. The decrease in operating margin was due primarily to higher depletion expense, higher costs and operating expenses, and lower sawlog volumes. Segment costs and expenses increased by $4 million, or 1%, to $398 million during 2015 due primarily to higher average depletion rates ($5 million non-cash impact) and higher costs and operating expenses ($5 million), partially offset by lower harvest volumes and lower log and haul rates. The increase in average depletion rates was due primarily to increased harvest volumes from our long-term timber deeds, which have a higher depletion rate compared to depletion rates on timberlands we own. Costs increased due primarily to higher share-based compensation expense ($5 million) and road maintenance expenses ($1 million). Log and haul rates decreased by 1% ($3 million) due primarily to lower diesel fuel costs.

Real Estate Segment.

	Year Ended December 31, 2015			Year Ended December 31, 2014
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	17,055	$22	$1,300	30,465	$27	$880
Large Non-Strategic	97,715	120	1,230	22,920	65	2,845
Conservation	132,375	98	740	66,015	63	945
Higher and Better Use / Recreational	36,705	76	2,060	64,615	126	1,965
Conservation Easements	n/a	2	665	n/a	8	320
Total	283,850	$318		184,015	$289

Revenues increased by $29 million, or 10%, to $318 million in 2015 compared to 2014. This increase is due primarily to an increase in revenues from large non-strategic timberland sales ($55 million) and conservation sales ($35 million), offset in part by a decrease in revenues from higher and better use / recreational sales ($50 million) and small non-strategic sales ($5 million).

Revenues from the sale of large non-strategic timberlands were $120 million in 2015 compared to $65 million in 2014. The company sells large non-strategic timberlands from time to time to commercial timberland buyers as opportunities arise. The increase in large non-strategic revenues is due primarily to the company selling more acres during 2015. During 2015, the company sold approximately 98,000 large non-strategic acres in Florida compared to selling approximately 15,000 acres in Alabama and approximately 8,000 acres in Oregon during 2014. Additionally, the price per acre for sales of large non-strategic timberlands can vary significantly due to the geographic location, the stocking levels (including the timber species and age class distribution), the timber growth rates, and the demand and supply of wood fiber in the local markets.

PLUM CREEK 2015 FORM 10-K | 44

Table of Contents	PART II / ITEM 7

Revenues from the sale of conservation properties were $98 million in 2015 compared to $63 million in 2014. The increase was due primarily to a two-phased sale to The Nature Conservancy. Occasionally, the company is approached by a conservation organization to purchase a substantial portion of our ownership in one or more states, which is being held for timber production. During 2014, we agreed to sell approximately 165,000 acres of timberlands located in Montana and Washington to The Nature Conservancy. The sale closed in two phases with the first phase closing during the fourth quarter of 2014 for approximately $46 million and consisted of nearly 48,000 acres in Washington State. The second phase closed during the first quarter of 2015 for $85 million and consisted of approximately 117,000 acres in Montana. In general, conservation sales vary significantly from period to period and are primarily impacted by government and not-for-profit funding and the limited number of conservation buyers. Additionally, the price per acre for conservation properties can vary significantly due to the geographic location and the rationale for the conservation designation.

Revenues from our higher and better use / recreational properties were $76 million in 2015 compared to $126 million in 2014. The decrease was due primarily to selling fewer acres whereby the company sold approximately 37,000 acres of higher and better use / recreational properties in 2015 compared to selling approximately 65,000 acres in 2014. The decrease in acres sold is due primarily to a combination of retaining our most valuable higher and better use / recreational acres until markets improve and overall owning fewer higher and better use / recreational acres. In the South, (excluding our most valuable properties) we own fewer acres in which recreational and alternative use values significantly exceed timberland values. This is primarily due to a combination of our improved outlook for timber values and an increased supply of rural real estate for sale due to many small landowners’ desire to monetize their real estate investments. Furthermore, on a company-wide basis, (other than our most valuable properties), we own fewer large blocks of contiguous acres with unique characteristics which are attractive to institutional investors and wealthy individuals, we own fewer acres in the most active and attractive rural real estate markets, and our fiber supply agreements limit the number of acres we can sell in certain areas.

Revenues from our small non-strategic sales were $22 million in 2015 compared to $27 million in 2014. This decrease was due primarily to selling fewer acres in 2015 ($12 million), partially offset by realizing a higher sales price per acre in 2015 ($7 million). During 2015 we sold approximately 17,000 small non-strategic acres compared to selling approximately 30,000 in 2014. This decrease is due primarily to owning fewer small non-strategic acres, and for the acres owned, having fewer large contiguous blocks of small non-strategic acres that can be sold as large packages. The price per acre was lower in 2014 due primarily to the sale of approximately 17,000 acres in Wisconsin during 2014 to a single buyer and the fact that per acre values in the Lake States are generally lower than most other regions of the country in which we hold properties.

The timing of real estate sales is a function of many factors, including the general state of the economy, demand in local real estate markets, the ability to obtain entitlements, the ability of buyers to obtain financing, the number of competing properties listed for sale, the seasonal nature of sales (particularly in the northern states), the plans of adjacent landowners, our expectation of future price appreciation, the timing of harvesting activities, and the availability of government and not-for-profit funding (especially for conservation sales). In any period the average sales price per acre will vary based on the location and physical characteristics of parcels sold.

At December 31, 2015, the company owns approximately 6.3 million acres of timberlands. Included in the 6.3 million acres are approximately 675,000 acres of higher value timberlands which are expected to be sold over the next fifteen years and 200,000 acres of non-strategic timberlands which are expected to be sold in smaller acreage transactions over the near and medium term (“small non-strategic”). Not included in the above 675,000 higher value acres and 200,000 small non-strategic acres are acres that may be sold in large acreage transactions to commercial timberland buyers as opportunities arise (“large non-strategic”). Assuming the merger with Weyerhaeuser is consummated (expected to close on February 19, 2016), future real estate sales will be at the discretion of Weyerhaeuser’s management.

The Real Estate Segment operating income as a percentage of revenue was 45% for 2015 compared to 46% for 2014. Real Estate Segment costs and expenses increased by $18 million to $174 million in 2015 due primarily to selling more acres during 2015.

PLUM CREEK 2015 FORM 10-K | 45

Table of Contents	PART II / ITEM 7

Manufacturing Segment. During the second quarter of 2014, we experienced a fire at our MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. For the year ended December 31, 2015, we recorded gains related to insurance recoveries of $3 million. For the year ended December 31, 2014, we recorded gains related to insurance recoveries of $13 million, which, when combined with the building and equipment loss, resulted in a net gain of $11 million. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported as Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 20 of the Notes to Consolidated Financial Statements.

Key operating statistics for the segment are as follows:

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Sales Volume	Average Sales Realization (A)	Sales Volume	Average Sales Realization (A)
Lumber	120,343 MBF	$441	153,865 MBF	$576
Plywood	178,294 MSF	$511	166,824 MSF	$483
MDF	221,502 MSF	$682	204,026 MSF	$676

(A)	Represents product prices at the mill level.

Revenues decreased by $18 million, or 5%, to $350 million in 2015. This decrease in revenues was due primarily to lower lumber sales volumes ($28 million) and lower lumber prices ($15 million), partially offset by higher MDF sales volumes ($15 million), higher plywood sales volumes ($5 million) and higher plywood prices ($5 million).

On January 29, 2015, we announced the permanent closure of our remanufacturing facility in Idaho. The mill stopped manufacturing boards by March 31, 2015 and sold all of its inventory by June 30, 2015. In October 2015, this facility was sold for $4 million, which approximated its net book value. Excluding our Idaho remanufacturing facility, lumber sales volume decreased by 8% ($4 million) during 2015 compared to 2014 due primarily to the declining supply of logs in the region. Excluding our Idaho remanufacturing facility, lumber prices decreased by 15% ($8 million) during 2015 compared to 2014 due primarily to an excess supply of lumber. The supply of lumber available in the U.S. has increased due primarily to increased imports (primarily Canada) as a result of the strong U.S. dollar, along with an increase in domestic lumber production. During the first ten months of 2015, Canada increased its exports to the United States by 7%.

MDF sales volume was 9% higher during 2015 compared to 2014 due primarily to the fire at our MDF facility on June 10, 2014, which temporarily suspended production.

Plywood sales volume was 7% higher during 2015 compared to 2014 due primarily to increased purchases of veneer. Plywood production volumes decreased during the first six months of 2014 due to the declining regional supply of logs; however, production volumes were restored to normal levels during the second half of 2014 as a result of higher veneer purchases (which accounted for approximately 40% of the volume produced in 2015). Plywood average prices were 6% higher during 2015 compared to 2014 due primarily to continued strong demand from our industrial customers (e.g., recreational vehicle manufacturers) and an even greater focus on manufacturing higher value products as a result of increased purchases of veneer.

Excluding the impact of the net insurance recoveries, Manufacturing Segment operating income was 9% of its revenues for 2015 and 10% of its revenues for 2014. Excluding the net insurance recoveries during 2015 and 2014, Manufacturing Segment costs and expenses decreased by $12 million, or 4%, to $318 million. The decrease in costs and expenses is due primarily to lower lumber sales volumes, lower MDF depreciation ($3 million), and a favorable workers' compensation adjustment ($3 million) offset in part by higher MDF sales volumes and increased plywood raw material and manufacturing costs. The lower MDF depreciation expense is due to a portion of the equipment being fully depreciated at the end of 2014. The higher plywood raw material and manufacturing costs are a result of increased veneer purchases due to the declining supply of logs in the region.

PLUM CREEK 2015 FORM 10-K | 46

Table of Contents	PART II / ITEM 7

Energy and Natural Resources Segment. Revenues increased by $3 million, or 9%, to $37 million in 2015 compared to 2014. This increase was due primarily to the sale of a pipeline right-of-way ($4 million) and increased royalties associated with our construction materials mineral rights ($3 million), offset in part by lower royalties associated with our natural gas, oil, and coal reserves ($4 million).

From time to time the company grants communication and transportation right-of-ways. During 2015, the company sold a permanent gas pipeline right-of-way and recognized revenue of $4 million compared to similar right-of-way revenue in 2014 of less than $1 million. Construction materials royalties continue to improve due primarily to renewed investments in roads and highways, and the increase in home construction. Royalties from natural gas, oil, and coal reserves decreased during 2015 due primarily to the global decline in commodity prices.

Operating income was $25 million for both 2015 and 2014. Cost and expenses increased by $3 million to $12 million in 2015 due primarily to higher depletion expense for construction materials. Operating income for 2014 included a gain associated with the early termination of a land lease ($2 million). See Note 20 of the Notes to Consolidated Financial Statements.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with the company's investment in MWV-Charleston Land Partners, LLC are reported in the Other Segment.

Other Segment operating income for 2015 was $6 million compared to $2 million for 2014. This change of $4 million is due primarily to increased equity earnings related to our investment in MWV-CLP. During 2015, we recorded equity earnings of $6 million compared to equity earnings of $3 million in 2014. The increase of $3 million is due primarily to several large land sales by MWV-CLP during 2015. See Note 17 of the Notes to Consolidated Financial Statements.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead) decreased operating income by $93 million during 2015 compared to $67 million during 2014. The $26 million increase in costs was due primarily to higher share-based compensation costs ($13 million), transaction expenses related to our upcoming merger with Weyerhaeuser ($8 million), higher wage and pension expenses ($2 million), and a donation to an institution of higher education ($1 million). The increase in share-based compensation expense is due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

Other Unallocated Operating Income (Expense), net. Other unallocated operating income and expense (which consists of income and expenses not allocated to the operating segments) increased operating income by $13 million during 2015 and increased operating income by $2 million during 2014. The increase in operating income of $11 million compared to 2014 was due primarily to realized gains on sales of available-for-sale securities in 2015. Available-for-sale securities valued at $30 million were sold during December 2015 in anticipation of benefit payouts in 2016 as a result of the pending merger with Weyerhaeuser. Unallocated operating income and expense items are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $150 million in 2015 compared to $115 million in 2014. This increase in expense of $35 million was due primarily to higher share-based compensation costs ($23 million), transaction expenses related to our upcoming merger with Weyerhaeuser ($8 million) and higher wage and pension expenses ($3 million). The increase in share-based compensation costs is primarily a result of fair value adjustments associated with our value management plan.

Equity Earnings from Timberland Venture. Equity earnings from the Timberland Venture were $77 million in 2015 compared to $63 million in 2014. The increase in equity earnings of $14 million is due primarily to increased amortization of our basis difference ($8 million), and a decrease in depletion expense ($4 million). Depletion expense decreased primarily due to a shift in harvest mix during 2015. The Timberland Venture harvested a higher percentage of pulpwood in 2015 compared to 2014, which has a lower depletion rate.

PLUM CREEK 2015 FORM 10-K | 47

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

The initial basis difference (i.e., deferred gain) of $609 million was allocated among the land and standing timber based on fair value. The deferred gain is being amortized into equity earnings as standing timber is harvested and sold, and as land is sold. During 2015, there was a large land sale by the Timberland Venture. Our basis difference amortization (deferred gain) recognized during 2015 in connection with the large land sale was $8 million. Furthermore, proceeds from land sales are allocated among the investors based on their common interest (i.e., Plum Creek is entitled to 9% of the proceeds).

Interest Expense, net. Interest expense, net of interest income, decreased $3 million, or 2%, to $163 million in 2015 compared to $166 million in 2014 due primarily to refinancing the maturity of our 5.875% Senior Notes on our Line of Credit in the fourth quarter of 2015. The Line of Credit had a weighted-average interest rate of 1.63% at December 31, 2015.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $3 million in 2015 compared to a provision for income taxes of $8 million in 2014. This $11 million decrease in expense for income taxes was due primarily to lower earnings from our manufacturing businesses in 2015 ($5 million), higher corporate expenses in 2015 ($3 million)and lower earnings from real estate sales by our taxable REIT subsidiaries in 2015 ($2 million). Real estate sales are made by both our taxable REIT subsidiaries and various wholly-owned subsidiaries of our REIT depending upon the nature and characteristics of the timberlands being sold. The higher corporate expenses are due primarily to higher share-based compensation costs.

Our determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries of the company. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. At December 31, 2015, we have recorded deferred tax assets of $67 million (net of a $11 million valuation allowance) and deferred tax liabilities of $30 million. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets of $67 million for which a valuation allowance was determined to be unnecessary as of December 31, 2015.

PLUM CREEK 2015 FORM 10-K | 48

Table of Contents	PART II / ITEM 7

2014 COMPARED TO 2013

Northern Resources Segment.  In December 2013, we acquired approximately 501,000 acres of timberland from WestRock Company (formerly MeadWestvaco Corporation). Of the WestRock Company timberlands acquired, approximately 147,000 acres were included in the Northern Resources Segment.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Delivered)	2.310	$85	2.487	$79
Pulpwood ($/Ton Delivered)	1.575	$44	1.411	$43
Total	3.885		3.898

Revenues increased by $4 million, or 2%, to $264 million in 2014 compared to 2013. Excluding the acquired WestRock Company timberlands, revenues decreased by $11 million, or 4% to $249 million. The decrease was due primarily to lower sawlog volumes ($23 million), partially offset by higher sawlog prices ($11 million) and higher pulpwood prices ($3 million).

Sawlog harvest volumes decreased 7% during 2014 compared to 2013. Excluding the WestRock Company timberlands, sawlog harvest volumes decreased 12% during 2014 compared to 2013 due primarily to land sales and harvest schedule and timber inventory updates. Pulpwood harvest volumes increased 12% during 2014 compared to 2013. Excluding the WestRock Company timberlands, pulpwood harvest volumes were essentially flat during 2014 compared to 2013.

Sawlog prices increased 8% during 2014 compared to 2013. Sawlog prices increased due primarily to improved demand and, to a lesser extent, limited supply. The demand for sawlogs improved due primarily to improving U.S. housing starts, which increased by 9% compared to 2013. Furthermore, sawlog prices were favorably impacted throughout most of the year by the export of logs and lumber to China. The supply of sawlogs in our Northern Segment remained limited throughout most of 2014 due in part to weather-related harvesting restrictions. Pulpwood prices increased 3% during 2014 compared to 2013 due primarily to weather-related harvesting constraints.

Excluding the WestRock Company timberlands, Northern Resources Segment operating income was 16% of its revenues for 2014 compared to 12% of its revenues for 2013. The increase in operating performance was due to improved log prices and lower operating expenses, offset in part by lower sawlog harvest volumes and higher log and haul rates. Additionally, during 2013 we incurred a $4 million charge for timber losses from forest fires. Segment costs and expenses decreased by $8 million, or 4%, to $220 million. Excluding the WestRock Company timberlands, segment costs and expenses decreased by $19 million, or 8%, to $209 million due primarily to lower sawlog harvest volumes, lower operating expenses and a $4 million forest fire loss in 2013, offset in part by higher log and haul rates. Operating expenses decreased by $7 million due primarily to lower logging road costs, as a result of lower sawlog harvest volumes, and lower share-based compensation costs. During 2013, we recorded a $4 million loss (i.e. the book basis of timber volume destroyed) related to forest fires on approximately 12,000 acres in Oregon and Montana. No forest fire losses were experienced during 2014. Log and haul rates per ton increased 4% ($5 million) due primarily to salvage logging on our Montana and Oregon timberlands that were impacted by fires in 2013.

PLUM CREEK 2015 FORM 10-K | 49

Table of Contents	PART II / ITEM 7

Southern Resources Segment. In December 2013, we acquired approximately 501,000 acres of timberland from WestRock Company. Of the WestRock Company timberlands acquired, approximately 354,000 acres were included in the Southern Resources Segment.

Key operating statistics for the segment are as follows:

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Harvest Tons (millions)	Average Sales Realization	Harvest Tons (millions)	Average Sales Realization
Sawlog ($/Ton Stumpage)	6.470	$22	5.892	$22
Pulpwood ($/Ton Stumpage)	9.283	$12	7.564	$11
Total	15.753		13.456

Revenues increased by $96 million, or 22%, to $531 million in 2014 compared to 2013. Excluding the acquired WestRock Company timberlands, revenues increased by $11 million, or 3% to $446 million. This increase was due primarily to higher sawlog prices ($7 million), an increased proportion of delivered log sales ($7 million), higher pulpwood prices ($6 million) and higher pulpwood volumes ($5 million), partially offset by lower sawlog volumes ($13 million).

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

Sawlog prices increased approximately 4% during 2014 compared to 2013 due primarily to modestly increased log demand resulting from improved U.S. housing starts, which increased by 9% compared to 2013. Despite the continued increase in lumber mill production capacity expansions and a 5% increase in lumber production in the Southern U.S. during 2014, the price improvement for sawlogs was modest because at established production levels there remained an adequate supply of logs.

Pulpwood prices increased 10% during 2014 compared to 2013. This increase was due primarily to good demand from our paper and packaging customers and increased fiber demand from competing uses, such as Oriented Strand Board and the export of wood pellets used to produce bioenergy.

Sawlog harvest volumes increased 10% during 2014 compared to 2013. Excluding the WestRock Company timberlands, sawlog harvest volumes decreased 5% during 2014 compared to 2013 due primarily to the deferral of harvest volumes until sawlog prices improve. Pulpwood harvest volumes increased 23% during 2014 compared to 2013. Excluding the WestRock Company timberlands, pulpwood harvest volumes were comparable to the tons harvested in 2013.

Excluding the WestRock Company timberlands, Southern Resources Segment operating income was 27% of its revenues for 2014 compared to 25% of its revenues for 2013. This increase was due primarily to higher sawlog and pulpwood prices. Segment costs and expenses increased by $67 million, or 21%, to $394 million for 2014 due primarily to higher harvest volumes and, to a lesser extent, increased forest management expenses ($6 million) related to the WestRock Company timberlands and higher depletion rates ($4 million). Excluding the WestRock Company timberlands, segment costs and expenses decreased by $2 million, or 1%, to $325 million due primarily to lower depletion rates, offset in part by higher log and haul rates. Depletion rates per ton decreased by 12% ($7 million) in 2014 compared to 2013 due primarily to harvesting lower volume from the timber deeds the company acquired in 2013 and 2012. During 2014, the company harvested approximately 700,000 tons related to timber deeds compared to harvesting approximately 1 million tons in 2013. Log and haul rates per ton increased by 2% ($4 million) in 2014 compared to 2013. Despite the sharp decline in diesel fuel prices during the second half of 2014, log and haul rates per ton increased due primarily to a shortage of loggers and haulers.

PLUM CREEK 2015 FORM 10-K | 50

Table of Contents	PART II / ITEM 7

Real Estate Segment.

	Year Ended December 31, 2014			Year Ended December 31, 2013
Property	Acres Sold	Revenues (millions)	Revenue per Acre	Acres Sold	Revenues (millions)	Revenue per Acre
Small Non-Strategic	30,465	$27	$880	44,100	$54	$1,235
Large Non-Strategic	22,920	65	2,845	51,370	106	2,050
Conservation	66,015	63	945	26,005	26	1,000
Higher and Better Use / Recreational	64,615	126	1,965	46,970	95	2,010
Development Properties	—	—	—	—	—	—
Conservation Easements	n/a	8	320	n/a	5	600
Subtotal	184,015	$289		168,445	$286

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

PLUM CREEK 2015 FORM 10-K | 51

Table of Contents	PART II / ITEM 7

The Real Estate Segment operating income as a percent of revenue was 46% for 2014 compared to 59% for 2013. This decrease was due primarily to selling properties in 2014 with a lower operating margin compared to the operating margin of properties sold in 2013. This decline in operating margins resulted primarily from the fourth quarter sale of conservation lands in Washington State that had basis in excess of the selling price, and selling approximately 8,800 acres that had high book value from the recent WestRock Company acquisition. Conversely, the properties sold in 2013 were generally from regions with lower book value as the properties had been owned for decades. Real Estate Segment costs and expenses increased by $39 million to $156 million in 2014 due primarily to selling property with higher book value and selling more acres during 2014.

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

Plywood sales volume was 11% lower during 2014 compared to 2013 due primarily to a declining supply of logs in the region. Plywood average prices were 6% higher during 2014 compared to 2013 due primarily to continued strong demand for our specialty plywood products along with a reduced supply. The supply of plywood also declined due to a competing West Coast plywood mill that was destroyed by fire in July 2014.

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

PLUM CREEK 2015 FORM 10-K | 52

Table of Contents	PART II / ITEM 7

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

Energy and Natural Resources Segment. Revenues increased by $11 million, or 48%, to $34 million in 2014. This increase was due primarily to royalties from our acquisition of mineral rights in approximately 255 million tons of aggregate reserves in September 2013 ($6 million), and royalties from recently acquired coal and wind assets in the WestRock Company acquisition ($5 million).

Operating income was $25 million for 2014 compared to $19 million in 2013.  Costs and expenses increased by $5 million to $9 million in 2014 due primarily to higher depletion expense associated with our acquired mineral rights and coal and wind assets ($7 million), offset in part by a gain associated with a contract termination ($2 million). See Note 20 of the Notes to Consolidated Financial Statements.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings (losses) associated with the company's investment in MWV-Charleston Land Partners, LLC (see Note 17 of the Notes to Consolidated Financial Statements) are reported in the Other Segment. In 2014, the Other Segment reported operating income of $2 million that was due primarily to recording our share of equity earnings from our investment in MWV-CLP. There were no similar activities in 2013.

Other Costs and Eliminations. Other costs and eliminations (which consists of corporate overhead) decreased operating income by $67 million during 2014 compared to $73 million during 2013. The decrease of $6 million was due primarily to lower transaction expenses related to our timberland acquisition in 2013 from WestRock Company ($4 million) and lower share-based compensation costs ($4 million) partially offset by an increase in information technology costs, compliance costs and charitable contributions ($2 million). The decrease in share-based compensation expense was due primarily to fair value adjustments associated with our value management plan. We adjust the fair value of our liability quarterly based on our relative total shareholder return compared to the performance of several peer groups.

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

Selling, General and Administrative Expenses. Corporate overhead costs along with Segment specific selling, general, and administrative costs are reported in total on our Consolidated Statements of Income and decreased operating income by $115 million in 2014 compared to $123 million in 2013. This decrease in expense of $8 million was due primarily to lower share-based compensation costs ($7 million) and transaction expenses related to our timberland acquisition from WestRock Company in 2013 ($4 million) offset in part by higher wage costs ($3 million). The decrease in share-based compensation costs was primarily a result of fair value adjustments associated with our value management plan.

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

PLUM CREEK 2015 FORM 10-K | 53

Table of Contents	PART II / ITEM 7

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

Provision (Benefit) for Income Taxes. The provision for income taxes was $8 million for income taxes in 2014 compared to a benefit for income taxes of $1 million in 2013. This $9 million increase in expense for income taxes was due primarily to higher earnings from real estate sales by our taxable REIT subsidiaries ($3 million), higher earnings from harvesting and log selling operations conducted by our taxable REIT subsidiaries ($3 million) and higher earnings from our manufacturing businesses ($2 million). Real estate sales are made by both our taxable REIT subsidiaries and various wholly-owned subsidiaries of our REIT depending upon the nature and characteristics of the timberlands being sold.  Earnings increased for our harvesting and log selling operations due primarily to higher harvest volumes following our timberland acquisition from WestRock Company in December 2013. Higher earnings for our manufacturing businesses were due primarily to gains for insurance recoveries recognized during 2014 related to our MDF facility. See Note 20 of the Notes to Consolidated Financial Statements.

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

Net cash provided by operating activities for 2015 was $463 million compared to $457 million for 2014. This increase of $6 million was due primarily to higher proceeds from real estate sales ($26 million) and a positive working capital change ($20 million), offset in part by lower earnings before depletion and depreciation by our Resources and Manufacturing Segments ($45 million).
We also prepare annual Segment comparisons of Adjusted EBITDA, which is a supplemental non-GAAP measure of operating performance and liquidity. Adjusted EBITDA for 2015 was $579 million compared to Adjusted EBITDA of $605 million for 2014. See Performance and Liquidity Measures (Non-GAAP Measures) later in this section.

We ended 2015 with a strong balance sheet; we had a cash balance of $88 million and availability on our line of credit of $280 million.

PLUM CREEK 2015 FORM 10-K | 54

Table of Contents	PART II / ITEM 7

Cash Flow

The following table summarizes total cash flows for operating, investing and financing activities for the years ended December 31 (in millions):

	2015	2014	2013
Net Cash Provided By Operating Activities	$463	$457	$404
Net Cash Used In Investing Activities	(66)	(65)	(529)
Net Cash Provided By (Used In) Financing Activities	(401)	(733)	202
Change in Cash and Cash Equivalents	$(4)	$(341)	$77

Cash Flows from Operating Activities (2015). Net cash provided by operating activities for the year ended December 31, 2015 totaled $463 million compared to $457 million for 2014. This increase of $6 million was due primarily to higher proceeds from real estate sales ($26 million) and a positive working capital change ($20 million), offset in part by lower operating income from both of our Resources and Manufacturing Segments ($45 million). See Results of Operations for a discussion of factors impacting our operating income for our Resources and Manufacturing Segments and proceeds for our Real Estate Segment.

Working capital was favorably impacted due primarily to changes in our outstanding accounts receivable balances ($15 million) and our inventory balances ($10 million). During 2014, our accounts receivable balance increased due primarily to improving prices for nearly all of the products we sell and higher product sales due to recent acquisitions, whereas during 2015 our accounts receivable balance decreased due primarily to the deferral of southern sawlog sales as a result of weak markets. At December 31, 2013, our inventory balance was unusually low due primarily to harsh weather conditions which limited log deliveries, whereas inventories were restored to normal levels as of December 31, 2014, but were lower again at December 31, 2015 due to the closure of our Idaho remanufacturing facility.

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

In March 2013, the company acquired, for $18 million, approximately 0.9 million tons of standing timber under a timber deed that expires in 2020. No timber deeds were acquired in 2014 or 2015. The volume acquired under a timber deed, along with future growth, is harvested over the term of the deed. The timber deed purchase price has been reflected in our Consolidated Statements of Cash Flows as an outflow under Cash Provided by Operating Activities.

Capital Expenditures. Capital expenditures were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Capital Expenditures, Excluding Timberland Acquisitions (Includes $12 MDF Replacement Capital in 2014)	$82	$89	$71
Expenditures for Real Estate Development	2	3	2
Total Capital Expenditures	$84	$92	$73

Capital expenditures for 2015 (excluding timberland acquisitions) were $84 million and include approximately $68 million for our timberlands, $8 million for our manufacturing facilities, $2 million for our real estate development projects, and $6 million for investments in information technology. The timberland expenditures are primarily for reforestation and other expenditures associated with the planting and growing of trees. Approximately 55% of planned capital expenditures in 2015 were discretionary, primarily expenditures for silviculture. Capital expenditures at our manufacturing facilities consist primarily of expenditures to sustain operating activities. Expenditures for Real Estate Development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows. Assuming

PLUM CREEK 2015 FORM 10-K | 55

Table of Contents	PART II / ITEM 7

the merger with Weyerhaeuser is consummated (expected to close on February 19, 2016) future capital expenditures will be at the discretion of Weyerhaeuser's management.

During 2014, we incurred a fire loss at our MDF facility. Included in 2014 capital expenditures above are approximately $12 million of capital expenditures that we incurred to rebuild or replace the damaged building and equipment. The majority of the capital expenditures for the MDF fire loss were spent in 2014 and there were no significant costs in 2015 for this project.

Timberland Acquisitions. During 2015, we acquired approximately 7,000 acres of timberlands located in Maine for $7 million. The purchase was funded with cash and has been accounted for as an asset acquisition. There were no significant timberland acquisitions in 2014.

During 2013, we acquired approximately 501,000 acres of timberlands in Alabama, Georgia, South Carolina, Virginia, and West Virginia from WestRock Company (formerly MeadWestvaco Corporation) for $869 million. This acquisition was accounted for as a business combination. Also during 2013, we acquired approximately 50,000 acres of timberlands primarily located in Georgia and Alabama for a total of $81 million. These purchases of $81 million were financed primarily from the company's line of credit and have been accounted for as asset acquisitions.

Real Estate Development Ventures. In connection with the timberland acquisition from WestRock Company the company and WestRock Company formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and WestRock Company contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. WestRock Company contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties.

During 2015, the company’s ownership interest in the Class A Properties decreased to 3% from 4% at December 31, 2014, due to capital calls by MWV-CLP for which the company declined to participate. Plum Creek has agreed to make additional capital contributions to MWV-CLP with respect to the Class B Properties through the year 2020, with minimum required contributions of $4 million during 2016.

Minerals. In connection with the timberland acquisition from WestRock Company in 2013, the company acquired certain proven and probable coal reserves valued at $50 million, along with related surface lease intangibles valued at $7 million.

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

Future Cash Requirements.  If the merger with Weyerhaeuser is not consummated, cash required to meet our future financial needs will be significant. We do not have any scheduled debt principal payments in 2016.

PLUM CREEK 2015 FORM 10-K | 56

Table of Contents	PART II / ITEM 7

Sources and Uses of Cash.  The following table summarizes our sources and uses of cash for the years ended December 31 (in millions):

	2015	2014	2013
Sources of Cash:
Operations (A)	$400	$421	$385
Changes in Working Capital	9	(11)	(17)
Cash Distributions from Timberland Venture	59	57	56
Cash Distributions from Real Estate Development Ventures	35	25	—
Cash from Stock Option Exercises	24	3	37
Cash from Sale of Properties and Other Assets	4	—	—
Proceeds from Issuance of Common Stock, net	—	—	607
Increase Debt Obligations, net (B)	—	—	709
Other Cash Changes, net (C)	(1)	1	1
Total Sources of Cash	530	496	1,778
Uses of Cash:
Returned to Stockholders:
Dividends	(308)	(312)	(290)
Common Stock Repurchases	(102)	(52)	(2)
Reinvest in the Business:
Timber Deed Acquired	—	—	(18)
Capital Expenditures (D)	(82)	(82)	(73)
Timberlands Acquired	(7)	—	(81)
Minerals and Mineral Rights Acquired	—	—	(156)
Acquisition of MeadWestvaco Timberland Assets, net (B)	—	—	(1,081)
Contributions to Real Estate Development Ventures	(5)	(9)	—
Meet our Pension Obligations:
Pension Contributions	(9)	(9)	—
Investments in Assets and Sales of Marketable Securities Held in Grantor Trust, net (E)	(6)	(1)	—
Reduce Debt Obligations, net	(15)	(372)	—
Total Uses of Cash	(534)	(837)	(1,701)
Change in Cash and Cash Equivalents	$(4)	$(341)	$77

(A)
Calculated from the Consolidated Statements of Cash Flows by adding Depreciation, Depletion and Amortization, Basis of Real Estate Sold, Earnings from Unconsolidated Entities, Loss on Extinguishment of Debt, Deferred Income Taxes, Realized Gains from Sale of Marketable Securities and Other Operating Activities (excluding Expenditures for Real Estate Development - see discussion in Footnote D below) to Net Income.

(B)
In 2013 we acquired timberland, minerals and wind power leases from WestRock Company along with acquiring an equity interest in approximately 109,000 acres of high-value rural and development quality lands. The total purchase price for the WestRock Company assets was approximately $1.1 billion, which consisted of $226 million in cash ($221 million in cash after considering post-closing adjustments) and an installment note payable of $860 million. The table above includes the $860 million as an Increase in Debt Obligations and as part of the Acquisition of MeadWestvaco Timberland Assets. In our Consolidated Statements of Cash Flows, these amounts are presented as Non-Cash Investing and Financing Activities.

(C)	From the Consolidated Statements of Cash Flows, Other Investing Activities and Other Financing Activities.

(D)
Capital Expenditures include Real Estate Development costs (see Capital Expenditures section above for calculation). Expenditures for Real Estate Development are included in Other Operating Activities, net on the Consolidated Statements of Cash Flows.

PLUM CREEK 2015 FORM 10-K | 57

Table of Contents	PART II / ITEM 7

For 2014, Capital Expenditures in the table above are presented net of $10 million of insurance recoveries received to rebuild / replace the building and equipment damaged by the fire at our MDF facility in 2014.

(E)	Calculated from the Consolidated Statements of Cash Flows by adding Investments in Assets Held in Grantor Trust and Sales of Marketable Securities Held in Grantor Trust.

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

Line of Credit. On December 28, 2015, we amended our $700 million revolving line of credit agreement that matures on January 15, 2019, increasing the borrowing capacity to $800 million. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $800 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings.

The weighted-average interest rate for the borrowings on the line of credit was 1.63% and 1.34% as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015, we had $519 million of borrowings and $1 million of standby letters of credit outstanding; $280 million remained available for borrowing under our line of credit. As of January 5, 2016, $85 million of the borrowings under our line of credit was repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.92% and 1.67% as of December 31, 2015 and 2014, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2015 and 2014. See "Patronage" below. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of December 31, 2015, the company had publicly issued and outstanding approximately $894 million aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $91 million at December 31, 2015 and $114 million at December 31, 2014.

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

During 2013, the company repaid all of its privately placed borrowings with various lenders ("Private Debt"). See "Debt Principal Payments" below for a discussion of these payments.

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM"), which was issued in connection with the acquisition of

PLUM CREEK 2015 FORM 10-K | 58

Table of Contents	PART II / ITEM 7

certain timberland assets. Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the company's effective net interest rate on the installment note was approximately 4.5% as of December 31, 2015 and December 31, 2014. See “Patronage” below.

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

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements.

Patronage. The company receives patronage refunds under the term credit agreement and the installment note payable. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. The company earned approximately $8 million of patronage during both 2015 and 2014. Patronage refunds are recorded as a reduction to interest expense in the year earned.

Debt Principal Payments. The table below summarizes the debt principal payments made for the years ended December 31 (in millions):

	2015	2014	2013
Public Debt	$439	$—	$24
Private Debt	—	—	260
Term Credit Agreement	—	—	225
Total	$439	$—	$509

During 2015, we refinanced our $439 million 5.875% Senior Notes on our Line of Credit. The Line of Credit had a weighted-average interest rate of 1.63% at December 31, 2015.

During 2013, the company prepaid approximately $10 million of principal of Private Debt, $24 million of principal of Public Debt and $225 million of principal of the term credit agreement. These prepayments resulted in a $4 million loss. The $4 million loss is classified as Loss on Extinguishment of Debt in the Consolidated Statements of Income.

Debt Covenants. Our Senior Notes, Term Credit Agreement, Line of Credit and Installment Note Payable contain various restrictive covenants, none of which are expected to materially impact the financing of our ongoing operations. We are in compliance with all of our borrowing agreement covenants as of December 31, 2015.

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

PLUM CREEK 2015 FORM 10-K | 59

Table of Contents	PART II / ITEM 7

Equity

Dividends. On November 3, 2015, the Board of Directors declared a dividend of $0.44 per share, or approximately $77 million, that was paid on November 30, 2015 to stockholders of record on November 13, 2015. The primary factors considered by the Board in declaring the dividend amount were current quarter and full year cash flow and operating results, as measured by Funds from Operations (defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis of land sales), along with the amount of cash on hand. In addition, the Board also considers the following factors when determining dividends: the company's capital requirements; economic conditions; tax considerations; borrowing capacity; changes in the prices of, and demand for, our products; changes in our ability to sell timberlands at attractive prices; and the appropriate timing of timber harvests, acquisition and divestiture opportunities, stock repurchases, debt repayment and other means by which the company could deliver value to its stockholders.

Assuming the merger with Weyerhaeuser is consummated (expected to close on February 19, 2016) future dividends will be at the discretion of Weyerhaeuser's Board of Directors. The merger with Weyerhaeuser is expected to become effective so Plum Creek stockholders will become Weyerhaeuser shareholders of record in time to receive the upcoming Weyerhaeuser cash dividend. This dividend is payable on March 18, 2016, to shareholders of record of Weyerhaeuser common shares at the close of business on March 8, 2016.

Share Repurchases. Plum Creek's Board of Directors has authorized a common stock repurchase program that may be increased from time to time at the Board of Directors' discretion. Share repurchases after November 6, 2015 are generally restricted under the terms of the Merger Agreement. For the year ended December 31, 2015, we repurchased 2.5 million shares of common stock at a total cost of $100 million, or an average cost per share of $40.30. See Note 12 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2015 FORM 10-K | 60

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

The following table compares Adjusted EBITDA by segment for the years ended December 31 (in millions):

	2015	2014	2013
Adjusted EBITDA by Segment
Northern Resources	$53	$72	$62
Southern Resources	207	219	173
Real Estate	293	263	261
Manufacturing	45	65	59
Energy and Natural Resources	34	33	22
Other	25	17	—
Other Costs and Eliminations, net	(78)	(64)	(75)
Total Adjusted EBITDA	$579	$605	$502

PLUM CREEK 2015 FORM 10-K | 61

Table of Contents	PART II / ITEM 7

The following schedules provide a reconciliation of Adjusted EBITDA to net income and net cash from operating activities, the most directly comparable U.S. GAAP performance and liquidity measures, for the years ended December 31 (in millions):

	2015

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$27	$26	$—	$53
Southern Resources	123	84	—	207
Real Estate	144	1	148	293
Manufacturing	35	10	—	45
Energy and Natural Resources	25	9	—	34
Other	6	1	18	25
Other Costs and Eliminations	(93)	2	—	(91)
Other Unallocated Operating Income (Expense), net	13	—	—	13
Total	$280	$133	$166	$579

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	77
Interest Expense	(163)
(Provision) Benefit for Income Taxes	3
Net Income	$197

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$463
Interest Expense				163
Amortization of Debt Costs				(1)
Provision / (Benefit) for Income Taxes				(3)
Distributions from Timberland Venture				(59)
Distributions from Real Estate Development Ventures				(6)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				25
Deferred Income Taxes				8
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				9
Realized Gains from Sales of Marketable Securities				10
Working Capital Changes				(9)
Other				(21)
Adjusted EBITDA				$579

(1) Includes Equity Earnings from Real Estate Development Ventures ($6 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($1 million), and basis in real estate sold ($18 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2015 FORM 10-K | 62

Table of Contents	PART II / ITEM 7

	2014

	Operating Income	Depreciation, Depletion and Amortization	Basis of Real Estate Sold	Adjusted EBITDA
By Segment (1)
Northern Resources	$44	$28	$—	$72
Southern Resources	137	82	—	219
Real Estate	133	1	129	263
Manufacturing	49	16	—	65
Energy and Natural Resources	25	8	—	33
Other	2	2	13	17
Other Costs and Eliminations	(67)	1	—	(66)
Other Unallocated Operating Income (Expense), net	2	—	—	2
Total	$325	$138	$142	$605

Reconciliation to Net Income (2)
Equity Earnings from Timberland Venture	63
Interest Expense	(166)
(Provision) Benefit for Income Taxes	(8)
Net Income	$214

Reconciliation to Net Cash Provided By Operating Activities (1)
Net Cash Flows from Operations				$457
Interest Expense				166
Amortization of Debt Costs				(2)
Provision / (Benefit) for Income Taxes				8
Distributions from Timberland Venture				(57)
Distributions from Real Estate Development Ventures				(2)
Equity Earnings, Depletion, Amortization, and Basis of Real Estate Sold from Real Estate Development Ventures				18
Deferred Income Taxes				(4)
Gain on Sale of Properties and Other Assets				—
Timber Deed Acquired				—
Pension Plan Contributions				9
Working Capital Changes				11
Other				1
Adjusted EBITDA				$605

(1) Includes Equity Earnings from Real Estate Development Ventures ($3 million) in Operating Income for the Other Segment, along with our proportional share of depreciation, depletion, amortization ($2 million), and basis in real estate sold ($13 million) from this equity method investment.
(2) Includes reconciling items not allocated to segments for financial reporting purposes.

PLUM CREEK 2015 FORM 10-K | 63

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

PLUM CREEK 2015 FORM 10-K | 64

Table of Contents	PART II / ITEM 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Approximately $2.5 billion (including $783 million of related party obligations) of Plum Creek’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in market interest rates. We also have variable rate debt that is affected by changes in market interest rates. For a detailed discussion of our debt obligations and the fair value of the company's debt, see Notes 10 and 11 of the Notes to Consolidated Financial Statements.

The following table presents contractual principal cash flows based upon maturity dates of the company's debt obligations and the related weighted-average interest rates by expected maturity dates, along with the total fair value for the fixed and variable rate debt (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value(A)
December 31, 2015
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$—	$—	$—	$—	$—	$1,754	$1,754	$1,813
Average Interest Rate(C)	4.7%	4.7%	4.7%	4.7%	4.7%	4.8%
Related Party Obligations
Principal Due			$783				$783	$869
Interest Rate			7.4%
Variable Rate Debt(D)				$225			$225	$225
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
December 31, 2014
Fixed Rate Debt
Third Party Obligations
Principal Due(B)	$439	$—	$—	$—	$—	$1,754	$2,193	$2,304
Average Interest Rate(C)	4.9%	4.7%	4.7%	4.7%	4.7%	4.7%
Related Party Obligations
Principal Due				$783			$783	$892
Interest Rate				7.4%
Variable Rate Debt					$225		$225	$225

(A)	The decrease in fair value of our fixed rate debt compared to December 31, 2014 (excluding related party debt) was due primarily to principal repayments of $439 million during the twelve-month period.

(B)	Excludes unamortized discount of $3 million at both December 31, 2015 and 2014.

(C)	Represents the average stated interest rate of total fixed rate debt (excluding related party debt) outstanding as of December 31, 2015 and December 31, 2014.

(D)
As of December 31, 2015, the interest rate for the term credit agreement was 1.92%. Not included in the above table are borrowings under our $800 million revolving line of credit of $519 million. As of December 31, 2015, the weighted-average interest rate on the $519 million of borrowings was 1.63%.

PLUM CREEK 2015 FORM 10-K | 65

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions, Except Per Share Amounts)	2015	2014	2013
REVENUES:
Timber	$724	$767	$669
Real Estate	318	289	286
Manufacturing	350	368	362
Energy and Natural Resources	37	34	23
Other	16	18	—
Total Revenues	1,445	1,476	1,340

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	538	555	495
Real Estate	166	151	110
Manufacturing	307	322	310
Energy and Natural Resources	11	10	5
Other	15	16	—
Total Cost of Goods Sold	1,037	1,054	920
Selling, General and Administrative	150	115	123
Total Costs and Expenses	1,187	1,169	1,043

Other Operating Income (Expense), net	16	15	(2)

Operating Income	274	322	295

Earnings from Unconsolidated Entities	83	66	63

Interest Expense, net:
Interest Expense (Debt Obligations to Unrelated Parties)	105	108	83
Interest Expense (Note Payable to Timberland Venture)	58	58	58
Total Interest Expense, net	163	166	141

Loss on Extinguishment of Debt	—	—	(4)

Income before Income Taxes	194	222	213

Provision (Benefit) for Income Taxes	(3)	8	(1)

Net Income	$197	$214	$214

PER SHARE AMOUNTS:

Net Income per Share – Basic	$1.12	$1.21	$1.30
Net Income per Share – Diluted	$1.12	$1.21	$1.30

Weighted-Average Number of Shares Outstanding
– Basic	174.9	176.7	164.6
– Diluted	175.2	177.0	165.0

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$77	$63	$63
Equity Earnings (Loss) from Real Estate Development Ventures	6	3	—
Earnings from Unconsolidated Entities	$83	$66	$63

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 66

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2015	2014	2013
Net Income	$197	$214	$214

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(4)	(34)	25
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	2	5
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(3)	1	5
Less: Reclassification for Gains Recognized in Net Income	(10)	—	—
Derivative Instruments:
Gain (Loss) on Cash Flow Hedge	—	—	5
Less: Amortization of Gain Reclassified to Interest Expense	(1)	—	—

Other Comprehensive Income (Loss) Before Tax	(13)	(31)	40

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	(7)	7

Other Comprehensive Income (Loss) After Tax	(13)	(24)	33

Comprehensive Income	$184	$190	$247

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 67

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Amounts)	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$88	$92
Accounts Receivable	32	38
Inventories	57	61
Deferred Tax Asset	13	6
Assets Held for Sale	24	98
Other Current Assets	16	15
	230	310

Timber and Timberlands, net	3,910	4,009
Minerals and Mineral Rights, net	281	289
Property, Plant and Equipment, net	113	120
Equity Investment in Timberland Venture	235	217
Equity Investment in Real Estate Development Ventures	102	126
Deferred Tax Asset	24	23
Investment in Grantor Trusts (at Fair Value)	54	48
Other Assets	41	45
Total Assets	$4,990	$5,187

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$439
Line of Credit	519	95
Accounts Payable	22	27
Interest Payable	19	22
Wages Payable	31	31
Taxes Payable	10	10
Deferred Revenue	23	23
Other Current Liabilities	46	10
	670	657

Long-Term Debt	1,976	1,976
Note Payable to Timberland Venture	783	783
Other Liabilities	83	100
Total Liabilities	3,512	3,516

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.01 Par Value, Authorized Shares – 75.0, Outstanding – None	—	—
Common Stock, $0.01 Par Value, Authorized Shares – 300.6, Outstanding (net of Treasury Stock) – 174.2 at December 31, 2015 and 175.9 at December 31, 2014	2	2
Additional Paid-In Capital	2,988	2,955
Retained Earnings (Accumulated Deficit)	(382)	(271)
Treasury Stock, at Cost, Common Shares – 30.8 at December 31, 2015 and 28.3 at December 31, 2014	(1,094)	(992)
Accumulated Other Comprehensive Income (Loss)	(36)	(23)
Total Stockholders’ Equity	1,478	1,671
Total Liabilities and Stockholders’ Equity	$4,990	$5,187

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 68

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
(In Millions)	Shares	Dollars
January 1, 2013	162.0	$2	$2,288	$(97)	$(938)	$(32)	$1,223
Net Income				214			214
Other Comprehensive Income						33	33
Dividends				(290)			(290)
Stock Option Exercises	1.0	—	37				37
Tax Benefit from Stock Incentive Plan			1				1
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			9				9
Issuance of Common Stock	13.9	—	607				607
Common Stock Repurchased	—	—			(2)		(2)
December 31, 2013	177.0	$2	$2,942	$(173)	$(940)	$1	$1,832
Net Income				214			214
Other Comprehensive Income						(24)	(24)
Dividends				(312)			(312)
Stock Option Exercises	0.1	—	3				3
Shares Issued under Stock Incentive Plans	0.1	—	—				—
Share-based Compensation			10				10
Common Stock Repurchased	(1.3)	—			(52)		(52)
December 31, 2014	175.9	$2	$2,955	$(271)	$(992)	$(23)	$1,671
Net Income				197			197
Other Comprehensive Income						(13)	(13)
Dividends				(308)			(308)
Stock Option Exercises	0.6	—	24				24
Shares Issued under Stock Incentive Plans	0.2	—	—				—
Share-based Compensation			9				9
Common Stock Repurchased	(2.5)	—			(102)		(102)
December 31, 2015	174.2	$2	$2,988	$(382)	$(1,094)	$(36)	$1,478

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 69

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
CONSLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$197	$214	$214
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014 and $4 Loss Related to Forest Fires in 2013)	133	138	119
Basis of Real Estate Sold	148	129	91
Earnings from Unconsolidated Entities	(83)	(66)	(63)
Distributions from Timberland Venture	59	57	56
Distributions from Real Estate Development Ventures	6	2	—
Deferred Income Taxes	(8)	4	(3)
Loss on Extinguishment of Debt	—	—	4
Timber Deed Acquired	—	—	(18)
Pension Plan Contributions	(9)	(9)	—
Realized Gains from Sales of Marketable Securities	(10)	—	—
Working Capital Changes	9	(11)	(17)
Other	21	(1)	21
Net Cash Provided By (Used In) Operating Activities	463	457	404

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $12 MDF Replacement Capital in 2014)	(82)	(89)	(71)
Timberlands Acquired	(7)	—	(81)
Minerals and Mineral Rights Acquired	—	—	(156)
Contributions to Real Estate Development Ventures	(5)	(9)	—
Distributions from Real Estate Development Ventures	29	23	—
Insurance Recoveries (Property Damage)	2	10	—
Payment for Acquisition of MeadWestvaco ("MWV") Timberland Assets, net	—	—	(221)
Proceeds from Sale of Properties and Other Assets	4	—	—
Investments in Assets Held in Grantor Trust	(39)	(1)	—
Sales of Marketable Securities Held in Grantor Trust	33	—	—
Other	(1)	1	—
Net Cash Provided By (Used In) Investing Activities	(66)	(65)	(529)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends	(308)	(312)	(290)
Borrowings on Line of Credit	1,008	1,307	1,771
Repayments on Line of Credit	(584)	(1,679)	(1,408)
Debt Issuance Costs	—	—	(1)
Principal Payments and Retirement of Long-Term Debt	(439)	—	(513)
Proceeds from Stock Option Exercises	24	3	37
Acquisition of Treasury Stock	(102)	(52)	(2)
Proceeds from Issuance of Common Stock, net	—	—	607
Other	—	—	1
Net Cash Provided By (Used In) Financing Activities	(401)	(733)	202

Increase (Decrease) In Cash and Cash Equivalents	(4)	(341)	77
Cash and Cash Equivalents:
Beginning of Period	92	433	356

End of Period	$88	$92	$433

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest - Debt Obligations to Unrelated Parties	$113	$109	$84
Interest - Note Payable to Timberland Venture	58	58	58
Interest	$171	$167	$142
Income Taxes - Net	$7	$5	$(1)

Non-Cash Investing and Financing Activities:
Issuance of Note Payable to MWV as Consideration for Timberland Assets Acquired	$—	$—	$860

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 70

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

General. Plum Creek Timber Company, Inc. (“Plum Creek,” “the company,” “we,” “us,” or “our”), a Delaware Corporation, is a real estate investment trust, or “REIT”, for federal income tax purposes. Plum Creek Timber Company, Inc. is also the parent company of its wholly-owned subsidiary Plum Creek Timberlands, L.P. (“the Partnership”), a Delaware Limited Partnership. At December 31, 2015, the company owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern and Northeast United States. Included in the 6.3 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the company has approximately 200,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At December 31, 2015, the company owned five wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the company permanently closed its remanufacturing facility in Meridian, Idaho. In October 2015, this facility was sold for $4 million, which approximated its net book value.

Weyerhaeuser Merger. On November 6, 2015, Plum Creek entered into an Agreement and Plan of Merger (the "Merger Agreement") with Weyerhaeuser Company (“Weyerhaeuser”) that is subject to shareholder approval. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Plum Creek will merge with and into Weyerhaeuser (the “Merger”) with Weyerhaeuser as the surviving corporation in the Merger. Upon completion of the Merger, Plum Creek stockholders will have the right to receive 1.60 shares (the “Exchange Ratio”) in common shares of Weyerhaeuser for each share of common stock of Plum Creek held. In connection with the merger, Weyerhaeuser will be assuming the assets and liabilities of Plum Creek.

Under the Merger Agreement, Weyerhaeuser will assume all outstanding vested or unvested Plum Creek stock options, all outstanding vested or unvested Plum Creek restricted stock units and all outstanding Plum Creek deferred stock units. All such stock options, restricted stock units and deferred stock units will be converted into Weyerhaeuser stock options, restricted stock units and deferred stock units respectively, adjusted to give effect to the Exchange Ratio and subject to the same terms and conditions as such stock options, restricted stock units and deferred stock units had prior to being converted.

On the date the Merger becomes effective, Plum Creek's qualified defined benefit pension plan and the two non-qualified defined benefit pension plans will be closed to new participants and frozen to all benefit accruals, including with respect to increases in compensation and additional benefit service.

Furthermore, the Merger Agreement places certain restrictions on how Plum Creek conducts its business from the date of the agreement (November 6, 2015) to the closing of the merger (expected to be February 19, 2016). In general, Plum Creek is allowed to conduct its business in the normal course but generally has certain restrictions in the following areas: (1) declaring special dividends, (2) repurchasing outstanding shares of Plum Creek’s stock, (3) issuing additional shares of stock, (4) amending any material contracts (including any employee benefit and incentive plans), (5) making acquisitions, (6) selling assets, (7) incurring indebtedness, (8) making capital expenditures, (9) settling claims, and (10) entering into a new line of business. None of the above restrictions are expected to materially impact how Plum Creek currently conducts its business. For a detailed description of the terms of the merger, see the Agreement and Plan of Merger between Weyerhaeuser Company and Plum Creek Timber Company, Inc. incorporated by reference as Exhibit 2.5 under Item No. 15, Exhibits and Financial Statement Schedules.

On February 12, 2016, Plum Creek and Weyerhaeuser stockholders approved the Merger Agreement. The Merger is expected to close on February 19, 2016.

Basis of Presentation. The consolidated financial statements of the company include the accounts of Plum Creek Timber Company, Inc. and its controlled subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. All transactions are denominated in United States dollars.

PLUM CREEK 2015 FORM 10-K | 71

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

Customer Concentrations. Annual revenues from the company’s largest customer accounted for 6% of total annual revenues in 2015 and 7% in both 2014 and 2013. If market conditions for wood products were to deteriorate, the loss of this customer could have a significant effect on the company’s results of operations.

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

Revenue Recognition.

Resources Revenue. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The company sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold primarily using pay-as-cut agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract.

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

The company will occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, revenue is recognized once title and risk of loss have transferred to the buyer for individual properties and the properties sold cannot be returned for a refund. As deposits for future closings under multi-period contracts may be refunded under certain circumstances, the company treats each closing under a multi-period arrangement as a separate sale. Revenue in connection with a multi-period contract is generally recognized at closing equal to the lesser of the non-refundable consideration received or an allocation of total consideration based on fair value.

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

PLUM CREEK 2015 FORM 10-K | 72

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

Accounts Receivable.  Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million at both December 31, 2015 and December 31, 2014. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

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

Inventories. Logs, work-in-process and finished goods are stated at the lower of cost or market using the average cost method. A separate lower of cost or market analysis is prepared for each product line (i.e. lumber, plywood and MDF). Net realizable value is determined based on actual selling prices at the end of the accounting period. Losses on firm purchase commitments for logs are recorded when the related manufactured finished products are expected to be sold at a loss based on current product prices. Supplies inventories are stated at cost. Costs for manufactured inventories include raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories include timber depletion, stumpage, associated logging and hauling costs, road costs and production overhead.

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

PLUM CREEK 2015 FORM 10-K | 73

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the company’s 6.3 million acres of timberlands are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

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

Properties developed by the company will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $9 million and $12 million at December 31, 2015 and 2014, respectively. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

PLUM CREEK 2015 FORM 10-K | 74

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The company also incurs development costs on some timberlands that are currently still managed for timber operations. These consist of larger and more complicated projects needing more invested capital. These projects have a longer timeframe and are not expected to be sold or developed in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands were $39 million and $37 million at December 31, 2015 and December 31, 2014, respectively, and are included in Timber and Timberlands.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $24 million at December 31, 2015 and $98 million at December 31, 2014. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

The company evaluates its real estate development projects for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The company considers each of its real estate development projects to be a separate asset group based on identifiable cash flows.

Accounting for Equity Method Investments. In 2013, the company and WestRock Company (formerly MeadWestvaco Corporation) formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the company made a capital contribution, in cash, of $152 million and WestRock Company contributed real estate development properties. The company accounts for this interest under the equity method of accounting. Earnings are recognized as Earnings from Unconsolidated Entities in the Consolidated Statements of Income. See Note 17 of the Notes to Consolidated Financial Statements.

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $17 million, $21 million, and $24 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Grantor Trusts. The company has a grantor trust that was established for deferred compensation and deferred Plum Creek shares (Plum Creek deferred stock units). See Note 11 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

PLUM CREEK 2015 FORM 10-K | 75

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

Other Operating Income (Expense), net. The company will recognize gains and losses from sales of available for sale securities, miscellaneous asset sales, insurance recoveries, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 11 and Note 20 of the Notes to Consolidated Financial Statements. Other Operating Income (Expense), net consists of the following for the years ended December 31 (in millions):

	2015	2014	2013
Realized Gains from Grantor Trust Investments	$13	$2	$1
Gain on Insurance Settlements	3	13	1
MDF Fire Impairment Loss	—	(2)	—
Loss on Early Termination of an Equipment Lease	—	—	(5)
Other	—	2	1
Total Other Operating Income (Expense), net	$16	$15	$(2)

New Accounting Pronouncements. There were no new accounting standards adopted by the company during 2015 that had a material impact on the company's financial condition, results of operations or cash flows.

PLUM CREEK 2015 FORM 10-K | 76

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. EARNINGS PER SHARE

The following table sets forth the reconciliation of basic and diluted earnings per share for the years ended December 31 (in millions, except per share amounts):

	2015	2014	2013
Net Income Available to Common Stockholders	$197	$214	$214
Denominator for Basic Earnings per Share	174.9	176.7	164.6
Effect of Dilutive Securities – Stock Options	0.2	0.2	0.3
Effect of Dilutive Securities – Restricted Stock Units and Value Management Plan	0.1	0.1	0.1
Denominator for Diluted Earnings per Share – Adjusted for Dilutive Securities	175.2	177.0	165.0
Per Share Amounts:
Net Income per Share - Basic	$1.12	$1.21	$1.30
Net Income per Share - Diluted	$1.12	$1.21	$1.30

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

Antidilutive options were excluded for certain periods from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. Antidilutive options were as follows for the years ended December 31 (shares in millions):

	2015	2014	2013
Number of Options	0.1	0.1	—
Range of Exercise Prices	$42.22 to 43.23	$42.98 to $43.23	N/A
Expiration on or before	May 2018	February 2018	N/A

NOTE 3. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Raw Materials (primarily logs)	$15	$12
Work-In-Process	3	3
Finished Goods	24	31
	42	46
Supplies	15	15
Total	$57	$61

PLUM CREEK 2015 FORM 10-K | 77

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Timber and Logging Roads, net	$2,463	$2,518
Timber Deeds, net	67	83
Timberlands	1,380	1,408
Timber and Timberlands, net	$3,910	$4,009

Timber and Timberlands. During 2015, the company acquired approximately 7,000 acres of timberlands located in Maine for $7 million. The purchase was funded with cash and has been accounted for as an asset acquisition. Timberland dispositions during 2015 were approximately 287,000 acres, of which 153,000 acres were located in the Northern Resources Segment and 134,000 acres were located in the Southern Resources Segment. During 2014, the company disposed of approximately 184,000 acres, of which 136,000 acres were located in the Northern Resources Segment and 48,000 acres were located in the Southern Resources Segment.

Timber Deeds. The company owns two timber deeds in the Southern Resources Segment, both of which expire in 2020. The volume acquired under these timber deeds, along with future growth, is being harvested over the term of the deeds. The company reflects the purchase price of timber deeds in the Consolidated Statements of Cash Flows as outflows under Cash Provided by Operating Activities.

Impairments. The company's Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2015, the book basis of real estate held for sale was $24 million and was $98 million as of December 31, 2014. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2015	2014 (A)	2013
Impairment Losses	$—	$7	$4
Book Basis of Property	$—	$46	$37

(A)    During the fourth quarter of 2014, Plum Creek's Board of Directors approved the sale of approximately 165,000 acres of timberlands in Montana and Washington with a book basis of $122 million to The Nature Conservancy for $131 million. The sale closed in two phases - the first phase, which consisted of approximately 48,000 acres in Washington, closed in December 2014, and the second phase, which consisted of approximately 117,000 acres in Montana, closed in January 2015. Although the overall transaction resulted in a gain, the company recognized an impairment loss of $7 million during 2014 in connection with the Washington portion of the sale. The book basis of the Montana portion of the sale was recorded as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2014.

The fair values of the impaired assets were primarily determined based on external appraisals and an offer received from a third party. See Note 11 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2015 FORM 10-K | 78

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

NOTE 5. MINERALS AND MINERAL RIGHTS

Minerals and Mineral Rights consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Minerals, net	$54	$55
Mineral Rights, net	$227	$234
Minerals and Mineral Rights, net	$281	$289

Minerals. In connection with the timberland acquisition from WestRock Company (formerly MeadWestvaco Corporation) in 2013, the company acquired certain proven and probable coal reserves valued at $50 million, along with related surface lease intangibles valued at $7 million (see below). Depletion expense associated with the minerals owned by the company was approximately $1 million for each of the years ended December 31, 2015, 2014 and 2013.

Mineral Rights. Mineral rights and surface lease intangibles, all of which are finite-lived, consisted of the following (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral Rights - South Carolina(A)	$76	$(4)	$72	$76	$(2)	$74
Mineral Rights - Georgia(B)	156	(9)	147	156	(5)	151
Surface Leases(C)	10	(2)	8	10	(1)	9
Total Mineral Rights	$242	$(15)	$227	$242	$(8)	$234

(A)
Relates to mineral rights in aggregate reserves at four quarries in South Carolina in which the company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from the quarries. Our mineral rights expire in 2052.

(B)
Relates to mineral rights in aggregate reserves at four quarries in Georgia in which the company is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire in 2051.

(C)
In connection with the timberland acquisition from WestRock Company, the company acquired certain proven and probable coal reserves (see above) along with the related surface leases of $7 million. These surface lease intangibles are being amortized over ten years. The value of the surface leases is included in Mineral Rights, net.

PLUM CREEK 2015 FORM 10-K | 79

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The company's overriding royalty percentage associated with the aggregate reserves at the Georgia and South Carolina quarries declines after five years and declines further after ten years. The company treats each year under the royalty arrangement as a separate unit of account. Based on projected sales volume over the term of the arrangement, the company estimates a weighted-average overriding royalty percentage. The company recognizes revenue based on the weighted-average overriding royalty percentage and records deferred revenue for overriding royalties received in excess of the weighted-average percentage.

Depletion and amortization expense associated with the above mineral rights and surface lease intangibles was $7 million , $6 million and $1 million for the years ending December 31, 2015, 2014 and 2013, respectively. The following summarizes the estimated future depletion and amortization expense related to acquired intangibles held at December 31, 2015 (in millions):

Year	Depletion and Amortization Expense
2016	$7
2017	7
2018	7
2019	7
2020	7
Thereafter	192
Total	$227

NOTE 6. INTANGIBLE ASSETS

Intangible assets are included in “Other Assets” in our Consolidated Balance Sheets. Intangible Assets, all of which are finite-lived, consisted of the following (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Wind Power Leases	$10	$(1)	$9	$10	$(1)	$9
Fiber Supply Agreement	5	(1)	4	5	—	5
Total	$15	$(2)	$13	$15	$(1)	$14

Wind Power Leases. In connection with the timberland acquisition from WestRock Company (formerly MeadWestvaco Corporation) in 2013, the company acquired certain wind power leases valued at $10 million. The value of the wind power leases is expected to be amortized on a straight-line basis over the twenty year term of the agreements.

Fiber Supply Agreement. Also in connection with the timberland acquisition from WestRock Company, the company acquired a fiber supply agreement valued at $5 million. The value of the fiber supply agreement is expected to be amortized on a straight-line basis over the ten year term of the agreement.

PLUM CREEK 2015 FORM 10-K | 80

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization expense associated with the above intangible assets was $1 million in 2015 and 2014 and $0 in 2013. The following summarizes the estimated future amortization expense related to intangible assets held at December 31, 2015 (in millions):

Year	Amortization Expense
2016	$1
2017	1
2018	1
2019	1
2020	1
Thereafter	8
Total	$13

See also Note 5 of the Notes to Consolidated Financial Statements.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Land, Buildings and Improvements	$92	$97
Machinery and Equipment	332	331
	424	428
Accumulated Depreciation	(311)	(308)
Property, Plant and Equipment, net	$113	$120

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

Plum Creek operates as a REIT through various wholly-owned subsidiaries and a joint venture partnership. The activities of the operating partnerships and joint venture partnership consist primarily of sales of standing timber under pay-as-cut sales contracts. The book basis of the REIT’s assets and liabilities exceeds its tax basis by approximately $2.0 billion at December 31, 2015.

Plum Creek conducts certain activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include the company’s manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of the company’s higher value timberlands, timber and wood fiber procurement services, coal leases, and the company's investment in real estate development ventures (see Note 17

PLUM CREEK 2015 FORM 10-K | 81

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of the Notes to Consolidated Financial Statements). Plum Creek’s taxable REIT subsidiaries file a consolidated federal income tax return.

The company recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2015, 2014, and 2013, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2015, and December 31, 2014, the company had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2015	2014	2013
Current Income Taxes:
Federal	$5	$3	$—
State	—	1	—
Deferred Income Taxes:
Federal	(6)	4	(1)
State	(1)	(2)	—
Benefit from Operating Loss Carryforward	—	—	(1)
Change to Valuation Allowance	(1)	2	1
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$8	$(1)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2015	2014	2013
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$68	$78	$75
REIT Income not Subject to Federal Tax	(65)	(58)	(69)
Change to Valuation Allowance	(1)	2	1
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(1)	(1)
Permanent Book-Tax Differences	(4)	(13)	(7)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$8	$(1)

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.

Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2015	2014	2013
Income from Continuing Operations	$(3)	$8	$(1)
Other Comprehensive Income	—	(7)	7
Additional Paid-In Capital (Share-Based Compensation)	—	—	(1)
Total Income Tax Provision (Benefit)	$(3)	$1	$5

PLUM CREEK 2015 FORM 10-K | 82

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of the taxable REIT subsidiaries. Certain prior period amounts have been reclassified to conform with current year presentation. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2015	2014
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$12	$12
Accrued Compensation	11	9
Accrued Pension Benefits	16	16
Timber and Timberlands	18	16
Accrued Workers' Compensation Benefits	2	3
Other Accruals and Reserves	7	4
Valuation Allowance	(11)	(12)
	55	48
Deferred Income Tax Liabilities:
Machinery and Equipment	(18)	(19)
	(18)	(19)
Deferred Income Tax Asset, net	$37	$29

The company has state net operating loss carryforwards for its taxable REIT subsidiaries of $279 million at December 31, 2015, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the company files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The company's total state net operating loss carryforward deferred income tax asset is $12 million at December 31, 2015. The state net operating loss carryfowards will begin to expire in 2016.

At December 31, 2015, the company had a valuation allowance of $11 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The company has recorded gross deferred tax assets of $67 million (net of a $11 million valuation allowance) and $65 million (net of a $12 million valuation allowance) as of December 31, 2015 and December 31, 2014, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2015	2014
Current Deferred Income Tax Asset	$13	$6
Non Current Deferred Income Tax Asset	24	23
Deferred Income Tax Asset, net	$37	$29

PLUM CREEK 2015 FORM 10-K | 83

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2015 and December 31, 2014, we did not have any liabilities for unrecognized tax benefits. Except as described below, we believe the statute of limitations for tax assessments has expired for all tax years prior to 2011. We continue to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

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

NOTE 9. REIT DISCLOSURES

Plum Creek has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. For the years 2015, 2014 and 2013, Plum Creek elected to designate all distributions as long-term capital gain dividends. As of and for the years ended December 31, 2015, 2014, and 2013, Plum Creek has distributed all of its taxable income. The company has no undistributed capital gain or ordinary income as of December 31, 2015.

The table below summarizes the historical tax character of distributions to Plum Creek shareholders for the years ended December 31 (amounts per share):

	2015	2014	2013
Capital Gain Dividend	$1.76	$1.76	$1.74
Non-Taxable Return of Capital	—	—	—
Total Distributions	$1.76	$1.76	$1.74

PLUM CREEK 2015 FORM 10-K | 84

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10. BORROWINGS

All of our borrowings, except the Note Payable to Timberland Venture, are made by Plum Creek Timberlands, L.P., the company’s wholly-owned operating partnership (“the Partnership”). Furthermore, all of the outstanding indebtedness of the Partnership is unsecured. Outstanding borrowings consist of the following (in millions):

	December 31, 2015	December 31, 2014
Line of Credit maturing 2019, 1.63% at 12/31/15, based on LIBOR plus 1.25%	$519	$95
Term Credit Agreement due 2019, 1.92% at 12/31/15, based on LIBOR plus 1.50%.	225	225
Senior Notes due 2015, 5.875% less unamortized discount of $0.8 at 12/31/14, effective rate of 6.11%	—	439
Senior Notes due 2021, 4.70% less unamortized discount of $0.2 at 12/31/15, effective rate of 4.71%	568	568
Senior Notes due 2023, 3.25% less unamortized discount of $1.9 at 12/31/15, effective rate of 3.34%	323	323
Installment Note Payable due 2023, 5.207%	860	860
Note Payable to Timberland Venture due 2018, 7.375%	783	783
Total Long-Term Debt	3,278	3,293
Less: Current Portion of Long-Term Debt	—	439
Less: Line of Credit	519	95
Long-Term Portion	$2,759	$2,759

Line of Credit. On December 28, 2015, the company amended its $700 million revolving line of credit agreement that matures on January 15, 2019, increasing the borrowing capacity to $800 million. The weighted-average interest rate for the borrowings on the line of credit was 1.63% and 1.34% as of December 31, 2015 and December 31, 2014, respectively. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $800 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2015, we had $519 million of borrowings and $1 million of standby letters of credit outstanding; $280 million remained available for borrowing under our line of credit. As of January 5, 2016, $85 million of the borrowings under our line of credit was repaid.

Term Credit Agreement. The company has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.92% and 1.67% as of December 31, 2015 and 2014, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2015 and 2014. See "Patronage" below. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of December 31, 2015, the company had publicly issued and outstanding approximately $894 million aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

PLUM CREEK 2015 FORM 10-K | 85

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $91 million at December 31, 2015 and $114 million at December 31, 2014.

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

Installment Note Payable. The company has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM") which was issued in connection with the acquisition of certain timberland assets. Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the company's effective net interest rate on the installment note was approximately 4.5% as of both December 31, 2015 and December 31, 2014. See “Patronage” below.

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

Note Payable to Timberland Venture. The company has a $783 million note payable to a timberland venture (a related party). The annual interest rate on the note payable is fixed at 7.375%. During the ten-year term of the note, interest is paid quarterly with the principal due upon maturity. The note matures on October 1, 2018 but may be extended until October 1, 2020 at the election of Plum Creek. The note is not redeemable prior to maturity. The note is structurally subordinated to all other indebtedness of the company at December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements.

Patronage. The company receives patronage refunds under the term credit agreement and the installment note payable. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. The company earned approximately $8 million of patronage during both 2015 and 2014. Patronage refunds are recorded as a reduction to interest expense in the year earned.

Debt Principal Payments. During 2015, the company made debt principal payments of $439 million.

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2015 (in millions):

Maturity	Debt Agreements	Note Payable to Timberland Venture	Total
2016	$—	$—	$—
2017	—	—	—
2018	—	783	783
2019	744	—	744
2020	—	—	—
Thereafter	1,754	—	1,754
Total	$2,498	$783	$3,281

PLUM CREEK 2015 FORM 10-K | 86

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Debt Covenants. The company's debt agreements contain various restrictive covenants, including requiring that we maintain certain interest coverage and maximum leverage ratios. The company’s term loan, revolving line of credit and installment note payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. The company was in compliance with all of its borrowing agreement covenants as of December 31, 2015.

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

	Balance at December 31, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$86	$86
Available-for-Sale Securities (B)	13	13
Trading Securities (B)	5	5
Total	$104	$104

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $88 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in the $54 million and $48 million of Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, investments in these mutual funds were approximately 54% in domestic (U.S.) equities, 2% in international equities, and 44% in debt securities. The remaining $36 million of the Investment in Grantor Trusts balance in the Consolidated Balance Sheets at December 31, 2015 is held in cash in order to minimize market risk associated with expected benefit payouts that will be made in 2016 to employees terminated as a result of the merger with Weyerhaeuser. See Notes 1 and 13 of the Notes to Consolidated Financial Statements.

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

PLUM CREEK 2015 FORM 10-K | 87

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the company's financial position or results of operations for the years ended December 31, 2015 and December 31, 2014. As of December 31, 2015 and 2014, the amortized cost of the available-for-sale securities was approximately $12 million and $31 million, respectively. See Note 12 of the Notes to Consolidated Financial Statements.

Available-for-sale securities valued at $30 million were sold during December 2015 in anticipation of benefit payouts in 2016 as a result of the pending merger with Weyerhaeuser. A gain of $10 million was recognized in connection with the sale. The $10 million gain along with $3 million of additional realized gains associated with securities held in the grantor trusts are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Notes 1 and 12 of the Notes to Consolidated Financial Statements.
Trading Securities. Certain investments in the grantor trusts relate to the company's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The company plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the company's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both December 31, 2015 and 2014. Changes in the fair value of trading securities were not material to the company's financial position or results of operations for the years ended December 31, 2015 and December 31, 2014.

PLUM CREEK 2015 FORM 10-K | 88

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Instruments. Summarized below are the carrying amount and fair value of the company's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at December 31, 2015
	Carrying Amount at December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$891	$—	$917	$—	$917
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	519	—	519	—	519
Installment Note Payable (D)	860	—	896	—	896
Note Payable to Timberland Venture (E)	783	—	—	869	869
Total Debt	$3,278	$—	$2,557	$869	$3,426

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Note Payable to Timberland Venture (E)	783	—	—	892	892
Total Debt	$3,293	$—	$2,624	$892	$3,516

(A)	Fair value of the company's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the company's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

(E)	Fair value is estimated by using market quotes for the company's Public Debt adjusted by an estimated risk premium for holding company debt and the different maturity.

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

PLUM CREEK 2015 FORM 10-K | 89

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the year ended December 31, 2015. Summarized below are the Level 3 assets reported in the company's financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31, 2014 (in millions):

	Adjusted Carrying Value	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$46	$46	$(7)
Total			$(7)

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

NOTE 12. STOCKHOLDERS' EQUITY

At December 31, 2015, Plum Creek had the following authorized capital of which 174.2 million shares of common stock were issued and outstanding:

•	300,634,566 shares of common stock, par value $.01 per share;

•	150,000,001 shares of excess stock, par value $.01 per share; and

•	75,000,000 shares of preferred stock, par value $.01 per share.

In 2013, the company completed an equity offering, resulting in the issuance of 13.9 million additional shares of common stock for net proceeds of $607 million. The proceeds from the equity offering were used to pay the cash portion of the timberland acquisition from WestRock Company (formerly MeadWestvaco Corporation) and the acquisition related transaction fees, with the balance used to pay down approximately $376 million of the company's outstanding debt.

The Board of Directors, from time to time, has authorized a share repurchase program. The table below summarizes the share repurchases pursuant to this program for the years ended December 31:

	2015	2014
Shares of Common Stock (in millions)	2.5	1.2
Total Cost of Shares (in millions)	$100	$50
Average Cost per Share	$40.30	$40.21

There were no share repurchases pursuant to the Board of Directors authorized share repurchase program in 2013. At December 31, 2015, $200 million is available for share repurchases under the current Board of Directors authorization. See Note 1 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2015 FORM 10-K | 90

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans, unrealized gains and losses on available-for-sale securities and a gain for the effective portion of a derivative transaction designated as a cash flow hedge. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2013
Net Income			$214
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	$5	$—	5
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	25	6	19
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	1	4
Gain (Loss) on Cash Flow Hedge	5	—	5
Total Comprehensive Income			$247
December 31, 2014
Net Income			$214
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	$1	$—	1
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(34)	(7)	(27)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	2	—	2
Derivative Instruments:
Less: Amortization of Gain Reclassified to Interest Expense	—	—	—
Total Comprehensive Income			$190
December 31, 2015
Net Income			$197
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	$(3)	$—	(3)
Reclassification for Gains Recognized in Net Income	(10)	—	(10)
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(4)	(1)	(3)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	1	4
Derivative Instruments:
Less: Amortization of Gain Reclassified to Interest Expense	(1)	—	(1)
Total Comprehensive Income			$184

PLUM CREEK 2015 FORM 10-K | 91

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge (C)	Total
December 31, 2013	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	(27)	—	(26)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	—	2
December 31, 2014	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(3)	(3)	—	(6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	4	(1)	(7)
December 31, 2015	$1	$(41)	$4	$(36)

(A)
Unrealized holding gains are reclassified to Other Operating Income (Expense), net in the Consolidated Statements of Income when the related available for sale securities are sold. See Note 11 of the Notes to Consolidated Financial Statements.

(B)	Amortization of actuarial gains and losses on the company's defined benefit pension plans is included in the computation of pension cost. See Note 13 of the Notes to Consolidated Financial Statements.

(C)	The gain on cash flow hedge is amortized as a reduction to Interest Expense (Debt Obligations to Unrelated Parties) in the Consolidated Statements of Income over its term of ten years.

Cash Flow Hedge. In conjunction with the company's issuance of the $860 million installment note to MWV Community Development and Land Management, LLC in 2013 (see Note 10 of the Notes to Consolidated Financial Statements), the company entered into several forward treasury lock transactions to hedge against interest rate risk. The transactions are accounted for as cash flow hedges and the company received proceeds of $5 million that are reflected in Other Operating Activities on the Consolidated Statements of Cash Flows. The company recorded a gain of $5 million, the effective portion of the hedge, in Other Comprehensive Income. The company is not a party to any other derivative arrangements.

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

PLUM CREEK 2015 FORM 10-K | 92

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

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2015	2014
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$218	$178
Service Cost	8	7
Interest Cost	8	8
Actuarial (Gain) Loss	(7)	32
Benefits Paid	(17)	(7)
Benefit Obligation at End of Period	$210	$218
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$154	$144
Actual Return on Plan Assets	(1)	7
Employer Contributions	10	10
Benefits Paid	(17)	(7)
Fair Value of Plan Assets at End of Period	146	154
Funded Status—December 31	$(64)	$(64)
Amounts Recognized in the Consolidated Balance Sheet
Other Current Liabilities	$(34)	$(5)
Other Liabilities	(30)	(59)
Total	$(64)	$(64)

Note: The Benefit Obligation reflects both the qualified and non-qualified plans while the Plan Assets reflects only the qualified plan. The actuarial gain reflected in the change in benefit obligation for 2015 is due primarily to a change in the interest rate assumptions (increased discount rates) for measuring our pension liabilities as of December 31, 2015. The actuarial loss reflected in the change in benefit obligation for 2014 is due primarily to a change in the interest rate assumptions (decreased discount rates) for measuring our pension liabilities as of December 31, 2014, and to a lesser extent, a change in our mortality assumptions (plan participants are living longer).
The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2015	2014	2015	2014
Projected Benefit Obligation	$156	$164	$53	$54
Accumulated Benefit Obligation	146	154	48	45
Plan Assets	146	154	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	49	43

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the company’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2015, the company contributed $9 million to the qualified pension plan and contributed $7 million to its grantor trust associated with the non-qualified

PLUM CREEK 2015 FORM 10-K | 93

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

plans. During 2014, the company contributed $9 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans.

The company does not expect to make contributions to the qualified pension plan or to its grantor trust associated with the non-qualified plans in 2016.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2015	2014	2013
Service Cost	$8	$7	$7
Interest Cost	8	8	8
Expected Return on Plan Assets	(10)	(9)	(9)
Recognized Actuarial Loss	5	2	5
Total Pension Cost	$11	$8	$11

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2015	2014	2013
Net Actuarial Loss (Gain)	$4	$34	$(25)
Amortization of Net Actuarial Loss	(5)	(2)	(5)
Total (Gain) Loss Recognized in Other Comprehensive Income	$(1)	$32	$(30)
Combined Pension Cost Recognized in Comprehensive Income	$10	$40	$(19)

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2015	2014
Net Loss	$53	$54
Deferred Tax Benefit	$(13)	$(13)

During 2016, the company expects $3 million of the $53 million net actuarial loss to be included as a component of our total pension cost.

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

Weighted-average assumptions used to determine the benefit obligation are as follows:

	December 31, 2015	December 31, 2014
Discount Rates
Annuity Distributions	4.60%	4.15%
Lump-Sum Distributions	3.03%	3.04%
Rate of Compensation Increase	3.45%	3.45%

PLUM CREEK 2015 FORM 10-K | 94

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	2015	2014	2013
Discount Rate	4.15%	5.05%	4.35%
Expected Long-Term Return on Plan Assets	7.00%	7.25%	7.25%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the company considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.00% assumption as of January 1, 2015 and the 7.25% assumption as of January 1, 2014.

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

The benefit obligation and net periodic pension cost are impacted by assumptions for plan participants' life expectancies. In determining the benefit obligation at December 31, 2014, the company updated its mortality assumptions to reflect increased life expectancies. The updated mortality assumptions did not impact the 2014 net periodic pension cost and did not significantly impact the 2015 net periodic pension costs.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the company’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2015, target allocations for the various asset classes are as follows:

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

PLUM CREEK 2015 FORM 10-K | 95

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

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2015 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Fund	$—	$16	$16
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	14	—	14
Small and Mid. Cap. Domestic Equity Securities	10	—	10
International Equity Securities	31	—	31
Fixed Income Securities	6	—	6
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	30	30
Fixed Income Securities	—	3	3
Limited Partnership Interest invested in:
Fixed Income Securities	—	36	36
Total Investments Measured at Fair Value	$61	$85	$146

PLUM CREEK 2015 FORM 10-K | 96

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of each major class of plan assets were as follows as of December 31, 2014 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Fund	$—	$1	$1
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	11
International Equity Securities	40	—	40
Fixed Income Securities	8	—	8
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	34	34
Fixed Income Securities	—	8	8
Limited Partnership Interest invested in:
Fixed Income Securities	—	36	36
Total Investments Measured at Fair Value	$75	$79	$154

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2015):

•
The money market fund is interest-bearing and is invested in a fund that is valued based on the fair value of a similar fund that is determined using net asset values. The net asset values are based on the fair value of the fund's underlying assets, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The unit price is based primarily on observable market data of the fund’s underlying assets. In order to minimize market risk associated with expected benefit payouts that will be made in 2016 to employees terminated as a result of the Merger with Weyerhaeuser, $16 million of the qualified plan assets are held in the money market fund as of December 31, 2015.

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

PLUM CREEK 2015 FORM 10-K | 97

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Projected Benefit Payments. The following table presents expected future benefit payments projected based on the same assumptions used by the company to measure the benefit obligation and estimate future employee service (in millions):

Year	Projected Benefit Payments
2016	$46
2017	15
2018	14
2019	16
2020	15
2021 through 2025	75

Thrift and Profit Sharing Plan. The company sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The company matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2015, 2014 and 2013. Amounts charged to expense relating to the company’s thrift and profit sharing plan were $5 million in 2015 and 2014 and $4 million in 2013.

NOTE 14. SHARE-BASED COMPENSATION PLANS

Plum Creek has a stockholder approved Stock Incentive Plan (“the Plan”) that provides for the award of shares of the company’s stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of common stock reserved and eligible for issuance. At December 31, 2015, 0.8 million shares of the 6.1 million reserved shares have been used and, therefore, 5.3 million shares remain available for future grants of common stock awards and restricted stock units or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares are issued for payment under the Plan for awards that pay out in shares or where the participant can elect payment in shares.

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

Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with the company’s stock ownership guidelines may be required to receive up to half of the payment value in the company’s common stock. To be entitled to the payment, a participant must be employed by the company on the last day of the performance period.

PLUM CREEK 2015 FORM 10-K | 98

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Value management awards activity was as follows for the year ended December 31, 2015:

Units
Nonvested, January 1, 2015	271,158
Granted	153,105
Vested	(125,578)
Forfeited	(7,900)
Nonvested, December 31, 2015	290,785

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2015 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2013 to 2015	125,578	$7.7	$—	$25.1
2014 to 2016	138,130	$13.0	$4.3	$27.6
2015 to 2017	152,655	$21.8	$13.9	$30.5

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2013 to 2015	$61	$7.7	1st Quarter 2016
2012 to 2014	$3	$0.3	1st Quarter 2015
2011 to 2013	$35	$2.7	1st Quarter 2014
2010 to 2012	$0	$0.0	Not Earned

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

PLUM CREEK 2015 FORM 10-K | 99

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to receive an equal number of shares of the company’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2015, 2014 and 2013 was $44.77, $42.04 and $47.93, respectively. The fair value of restricted stock units is based on the closing price of the company’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2015:

	Units	Weighted- Average Grant Date Fair Value
Nonvested, January 1, 2015	413,572	$43.30
Granted	190,485	$44.77
Vested	(148,037)	$42.72
Forfeited	(9,845)	$43.72
Nonvested, December 31, 2015	446,175	$44.11

The total fair value of restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $7 million, $6 million and $5 million, respectively.

Awards of Common Stock. Under the Plan, common stock of the company may be awarded to directors, officers and employees of the company. The common stock is granted without restriction or vesting provisions. During 2015, 22,095 shares of common stock were granted/issued. The weighted-average grant date fair value of common stock awards granted for the years ended December 31, 2015, 2014 and 2013 was $44.56, $42.14 and $48.47, respectively. The fair value of common stock awards is based on the closing price of Plum Creek's common stock on the date of grant. The total fair value of common stock awards that were issued during 2015, 2014 and 2013 was $1 million in each year.

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

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2015:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding, January 1, 2015	1,846,298	$38.59
Granted	—	—
Exercised/Surrendered	(622,593)	38.08
Cancelled/Forfeited	(3,000)	42.98
Outstanding, December 31, 2015	1,220,705	$38.85	3.0	$11
Vested or Expected to Vest, December 31, 2015	1,220,705	$38.85	3.0	$11
Exercisable, December 31, 2015	1,220,705	$38.85	3.0	$11

PLUM CREEK 2015 FORM 10-K | 100

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2015	2014	2013
Proceeds from Stock Options Exercised	$24	$3	$37
Intrinsic Value of Stock Options Exercised	$6	$1	$12
Tax Benefit Related to Stock Options Exercised	$1	$—	$2

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

	2015	2014	2013
Share-based Compensation Expense	$28	$6	$13
Recognized Tax Benefits	$5	$1	$2

At December 31, 2015, there was $30 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

PLUM CREEK 2015 FORM 10-K | 101

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Other Current Assets
Prepaid Expenses	$8	$8
Taxes Receivable	5	4
Deposits	2	2
Real Estate Development Properties	1	1
	$16	$15
Other Non-Current Assets
Real Estate Development Properties	$9	$12
Unamortized Debt Issue Costs	6	7
Deposits	8	8
Intangible Assets	13	14
Other	5	4
	$41	$45
Other Current Liabilities
Long-Term Incentive Compensation	$8	$—
Accrued Pension Liability	34	5
Workers’ Compensation	1	1
Other	3	4
	$46	$10
Other Non-Current Liabilities
Timber Obligations	$4	$5
Deferred Compensation	5	5
Long-Term Incentive Compensation	16	4
Accrued Pension Liability	30	59
Deferred Revenue	15	12
Workers’ Compensation	4	7
Other	9	8
	$83	$100

PLUM CREEK 2015 FORM 10-K | 102

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. COMMITMENTS AND CONTINGENCIES

Contingencies. The company is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed in Note 8, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the company. See Note 8 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving the company and its consolidated subsidiaries.

Contractual Obligations. The company has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2016 through 2038, with the majority having various renewal options by either party. These renewal options are for periods ranging from two years to fifteen additional years.

Lease Commitments. The company leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $5 million in 2015 and $4 million in both 2014 and 2013. Additionally, the company has timber obligations related to certain timberlands where the company acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2015 (in millions):

	Operating Leases	Timber Obligations
2016	$4	$1
2017	4	—
2018	4	—
2019	4	—
2020	4	—
Thereafter	11	3
Total	$31	$4

NOTE 17. EQUITY METHOD INVESTMENTS

Real Estate Development Ventures. On December 6, 2013, the company and WestRock Company (formerly MeadWestvaco Corporation) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). Plum Creek contributed cash to MWV-CLP and WestRock Company contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). Plum Creek contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. WestRock Company contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties. During 2015, the company’s ownership interest in the Class A Properties decreased to 3% due to capital calls by MWV-CLP for which the company declined to participate.

An affiliate of WestRock Company has been hired to manage the day-to-day operations of MWV-CLP. Oversight of the Class A Properties is governed by a board of directors consisting of four members of which Plum Creek has one board member. Oversight of the Class B Properties is governed by a board of directors consisting of six members of which Plum Creek has three board members. The company uses the equity method of accounting for both its Class A and Class B interests.

PLUM CREEK 2015 FORM 10-K | 103

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total purchase price for the WestRock Company timberlands and related assets was $1.1 billion of which $139 million was allocated to our equity method investments in MWV-CLP. Our share of the book value of MWV-CLP’s net assets as of the acquisition date was approximately $52 million. This basis difference of $87 million will be amortized (i.e., additional expense) into equity earnings (loss) in future periods as the real estate properties are sold and/or as the timber on these properties is harvested.

Timberland Venture. In 2008, the company contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of Campbell Global LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the contribution, the company borrowed $783 million from the Timberland Venture (“Note Payable to Timberland Venture”).

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

The activities of the Timberland Venture consist primarily of the ownership of timberlands and entering into cutting contracts with an affiliate of Campbell Global for the sale and harvesting of timber. An affiliate of Campbell Global is the manager of the Timberland Venture. The manager and the other member control the day-to-day operating decisions of the Timberland Venture. Plum Creek retains certain protective rights that require its consent before the Timberland Venture can take certain actions. For example, without Plum Creek’s consent and subject to certain exceptions, the Timberland Venture generally cannot sell properties, incur indebtedness, file for bankruptcy or enter into contracts with affiliates which are not arm’s length.

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and the company capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and the company’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2015, the company has recognized $67 million in equity earnings related to the amortization of the basis difference.

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2015, the cumulative shortfall in allocated equity earnings is $24 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

PLUM CREEK 2015 FORM 10-K | 104

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2015	2014	2013
Preferred Interest	$59	$54	$53
Common Interest	—	—	—
Amortization of Basis Difference	18	9	10
Total Equity Earnings from Timberland Venture	$77	$63	$63

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2015	2014	2013
Preferred Interest	$56	$56	$55
Common Interest	3	1	1
Total Distributions from Timberland Venture	$59	$57	$56

As of December 31, 2015, the cumulative amount of equity earnings from the Timberland Venture reflected in consolidated Retained Earnings (Accumulated Deficit) in excess of cash distributions (i.e., undistributed equity earnings) was $51 million.

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, Plum Creek has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right for six months after the seven year anniversary (October 1, 2015 to March 31, 2016). In 2016, the company agreed to extend the other member's redemption right through June 30, 2016 (October 1, 2015 to June 30, 2016). Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

For the years ended December 31, 2015, 2014 and 2013, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to the company’s 2015 Form 10-K filing.

NOTE 18. VARIABLE INTEREST ENTITIES

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) (see Note 17 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 56,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of WestRock Company (formerly MeadWestvaco Corporation). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The company made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the company agreed to make additional capital contributions of at least $48 million in connection with its interest in Class B Properties, of which $29 million remained outstanding as of December 31, 2015. The company does not intend to provide any other sources of financing for MWV-CLP.
The company is not the primary beneficiary of MWV-CLP. The company considers the activities that most significantly impact the economic performance of MWV-CLP to be the day-to-day operating decisions along with the oversight responsibilities for the real estate development projects and properties. WestRock Company has the power to direct

PLUM CREEK 2015 FORM 10-K | 105

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

The carrying amount of our investment in MWV-CLP is $102 million at December 31, 2015 and $126 million at December 31, 2014 and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $102 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the company has agreed to make capital contributions in connection with its interest in Class B Properties of $29 million over the next five years. The company has a 50% ownership interest in the Class B Properties; and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the company has a 3% ownership interest in the Class A Properties in which it is generally entitled to 3% of the earnings or losses associated with these properties.

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

The carrying amount of the investment is $235 million at December 31, 2015 and $217 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $235 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

PLUM CREEK 2015 FORM 10-K | 106

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. RELATED PARTY TRANSACTIONS

The company has a common and preferred interest in Southern Diversified Timber, LLC (“the Timberland Venture”), which is accounted for under the equity method of accounting. See Note 17 of the Notes to Consolidated Financial Statements.

Equity earnings and distributions from the Timberland Venture were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Equity Earnings	$77	$63	$63
Distributions	59	57	56

In 2008, the company borrowed $783 million from the Timberland Venture for a 10-year term at a fixed annual interest rate of 7.375%. The related party obligation is included in the Consolidated Balance Sheets as Note Payable to Timberland Venture. Interest expensed and paid with respect to the Note Payable to Timberland Venture were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Interest Expense	$58	$58	$58
Interest Payments	58	58	58

As a result, the company had accrued interest payable for the Note Payable to Timberland Venture of the following at December 31 (in millions):

	2015	2014
Interest Payable (to related party)	$7	$7

PLUM CREEK 2015 FORM 10-K | 107

Table of Contents	PART II / ITEM 8

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the company’s 6.3 million acres of timberlands are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The company has approximately 200,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 200,000 acres, the company may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries. Properties developed internally by the company will generally be low-intensity development limited to obtaining entitlements. Larger and more complicated projects needing more invested capital may be developed through third party ventures.

PLUM CREEK 2015 FORM 10-K | 108

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Manufacturing Segment. The Manufacturing Segment consists of two lumber mills, two plywood mills, and one medium density fiberboard (“MDF”) facility in Montana. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from the Manufacturing Segment by product line were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Lumber	$65	$109	$95
Plywood	97	87	92
MDF	188	172	175
Total	$350	$368	$362

Energy and Natural Resources Segment. The Energy and Natural Resources Segment consists primarily of the net earnings derived from the company's non-timber natural resources, which includes overriding royalties in connection with the company's ownership of aggregate mineral rights. The overriding royalties are earned as the underlying aggregates are sold. These mineral rights exist at four quarries in South Carolina and four quarries in Georgia, all of which are operated by Vulcan Materials Company. The Energy and Natural Resources Segment also includes royalties from third-party lessees associated with the extraction of oil, natural gas, aggregates and other minerals, and wind leases from the lands the company owns. Additionally, the Energy and Natural Resources Segment includes revenues the company earns in connection with granting oil and gas exploration rights and communication and transportation rights of way, such as pipeline easements. Some of the Energy and Natural Resources Segment’s activities are conducted through the company's wholly-owned taxable REIT subsidiaries.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the company. Additionally, equity earnings associated with the company's investment in MWV-Charleston Land Partners, LLC (see Note 17 of the Notes to Consolidated Financial Statements) are reported in the Other Segment. These activities are conducted through our wholly-owned taxable REIT subsidiaries. There were no similar activities in 2013.

PLUM CREEK 2015 FORM 10-K | 109

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufacturing(C)	Energy and Natural Resources(D)	Other(E)	Total(F)

2015
External Revenues	$203	$521	$318	$350	$37	$16	$1,445
Intersegment Revenues	25	—	—	—	—	—	25
Export Revenues	9	5	—	25	—	—	39
Depreciation, Depletion and Amortization	26	84	1	10	9	—	130
Basis of Real Estate Sold	—	—	148	—	—	—	148
Other Operating Gain	—	—	—	3	—	—	3
Equity Earnings	—	—	—	—	—	6	6
Operating Income	27	123	144	35	25	6	360

2014
External Revenues	$236	$531	$289	$368	$34	$18	$1,476
Intersegment Revenues	28	—	—	—	—	—	28
Export Revenues	10	9	—	28	—	—	47
Depreciation, Depletion and Amortization	28	82	1	14	8	—	133
Basis of Real Estate Sold	—	—	129	—	—	—	129
Other Operating Gain	—	—	—	11	2	—	13
Equity Earnings	—	—	—	—	—	3	3
Operating Income	44	137	133	49	25	2	390

2013
External Revenues	$234	$435	$286	$362	$23	$—	$1,340
Intersegment Revenues	26	—	—	—	—	—	26
Export Revenues	15	6	—	29	—	—	50
Depreciation, Depletion and Amortization	30	65	1	16	3	—	115
Basis of Real Estate Sold	—	—	91	—	—	—	91
Other Operating Gain	—	—	—	—	1	—	1
Equity Earnings	—	—	—	—	—	—	—
Operating Income	32	108	169	43	19	—	371

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

PLUM CREEK 2015 FORM 10-K | 110

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The company recognized impairment losses on sales of timberlands expected to close within a twelve-month period of less than $1 million in 2015, $7 million in 2014 and $4 million in 2013. The 2014 impairment is related to the first phase of the transaction noted above which was closed in 2014 (See Note 4 of the Notes to Consolidated Financial Statements). Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

(C)
During 2014, the company experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2015 and 2014, the company recorded gains related to insurance recoveries of $3 million and $13 million, respectively. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported in Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

(E)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures is included in Operating Income for the Other Segment. Equity earnings of $6 million and $3 million were recorded for 2015 and 2014, respectively.

(F)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $3 million for both 2015 and 2014 and $4 million for 2013.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2015	2014	2013
Total Segment Operating Income	$360	$390	$371
Corporate and Other Unallocated Expenses	(93)	(67)	(73)
Other Unallocated Operating Income (Expense), net	13	2	(3)
Equity Earnings from Timberland Venture	77	63	63
Total Interest Expense, net	(163)	(166)	(141)
Loss on Extinguishment of Debt	—	—	(4)
Income before Income Taxes	$194	$222	$213

PLUM CREEK 2015 FORM 10-K | 111

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBER COMPANY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions, Except per Share Amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Revenues	$406	$302	$414	$323
Gross Profit	91	75	149	93
Operating Income (A)	61	45	115	53
Net Income	42	21	100	34
Net Income per Share—Basic (B)	$0.24	$0.12	$0.58	$0.19
Net Income per Share—Diluted (B)	$0.24	$0.12	$0.58	$0.19
2014
Revenues	$317	$356	$375	$428
Gross Profit	85	109	109	119
Operating Income (A)	57	82	91	92
Net Income	30	55	61	68
Net Income per Share—Basic (B)	$0.17	$0.31	$0.34	$0.39
Net Income per Share—Diluted (B)	$0.17	$0.31	$0.34	$0.39

(A)
During the second quarter of 2014, the company experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2015, the company recorded a $3 million gain related to insurance recoveries, of which $2 million and $1 million was recorded in the second and third quarters of 2015, respectively. During 2014, the company recorded a $13 million gain related to insurance recoveries, of which $4 million, $5 million and $4 million was recorded in the second, third, and fourth quarters of 2014, respectively. Both the building and equipment loss and the insurance recoveries are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 20 of the Notes to Consolidated Financial Statements.

(B)	Net income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income per share may not equal the total computed for the year.

PLUM CREEK 2015 FORM 10-K | 112

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Plum Creek Timber Company, Inc.

We have audited the accompanying consolidated balance sheets of Plum Creek Timber Company, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timber Company, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “2013 framework” and our report dated February 18, 2016, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 18, 2016

PLUM CREEK 2015 FORM 10-K | 113

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Plum Creek Timber Company, Inc.

We have audited Plum Creek Timber Company, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “2013 framework” (the COSO criteria). Plum Creek Timber Company, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Plum Creek Timber Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Plum Creek Timber Company, Inc., and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
February 18, 2016

PLUM CREEK 2015 FORM 10-K | 114

Table of Contents	PART II / ITEM 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (CONTINUED)

Included in this item are the consolidated financial statements related to Plum Creek Timberlands, L.P., a Delaware Limited Partnership and a wholly-owned subsidiary of Plum Creek Timber Company, Inc. These financial statements are provided pursuant to Rule 3-10 of Regulation S-X in connection with the shelf registration statement on Form S-3 filed in November of 2014 pursuant to which Plum Creek Timberlands, L.P. has registered and from time to time may offer and sell debt securities. As of December 31, 2015, Plum Creek Timberlands, L.P. has publicly issued and outstanding $894 million aggregate principal amount of Senior Notes ("Public Debt") pursuant to the shelf registration statement.

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In Millions)	2015	2014	2013
REVENUES:
Timber	$724	$767	$669
Real Estate	318	289	286
Manufacturing	350	368	362
Energy and Natural Resources	37	34	23
Other	16	18	—
Total Revenues	1,445	1,476	1,340

COSTS AND EXPENSES:
Cost of Goods Sold:
Timber	538	555	495
Real Estate	166	151	110
Manufacturing	307	322	310
Energy and Natural Resources	11	10	5
Other	15	16	—
Total Cost of Goods Sold	1,037	1,054	920
Selling, General and Administrative	150	115	123
Total Costs and Expenses	1,187	1,169	1,043

Other Operating Income (Expense), net	16	15	(2)

Operating Income	274	322	295

Earnings from Unconsolidated Entities	83	66	63

Interest Expense, net	105	108	83

Loss on Extinguishment of Debt	—	—	(4)

Income before Income Taxes	252	280	271

Provision (Benefit) for Income Taxes	(3)	8	(1)

Net Income before Allocation to Series T-1 Preferred Interest and Partners	255	272	272

Net Income Allocable to Series T-1 Preferred Interest	(58)	(58)	(58)

Net Income Available to Common Interest Partners	$197	$214	$214

SUPPLEMENTAL INCOME STATEMENT INFORMATION:
Equity Earnings from Timberland Venture	$77	$63	$63
Equity Earnings (Loss) from Real Estate Development Ventures	6	3	—
Earnings from Unconsolidated Entities	$83	$66	$63

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 115

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In Millions)	2015	2014	2013
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$255	$272	$272

Other Comprehensive Income before Income Taxes:
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(4)	(34)	25
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	2	5
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	(3)	1	5
Less: Reclassification for Gains Recognized in Net Income	(10)	—	—
Derivative Instruments:
Gain (Loss) on Cash Flow Hedge	—	—	5
Less: Amortization of Gain Reclassified to Interest Expense	(1)	—	—

Other Comprehensive Income (Loss) Before Tax	(13)	(31)	40

Income Tax Expense (Benefit) Related to Items of Other Comprehensive Income	—	(7)	7

Other Comprehensive Income (Loss) After Tax	(13)	(24)	33

Comprehensive Income	$242	$248	$305

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 116

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED BALANCE SHEETS

(In Millions)	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$88	$92
Accounts Receivable	32	38
Inventories	57	61
Deferred Tax Asset	13	6
Assets Held for Sale	24	98
Other Current Assets	16	15
	230	310

Timber and Timberlands, net	3,910	4,009
Minerals and Mineral Rights, net	281	289
Property, Plant and Equipment, net	113	120
Equity Investment in Timberland Venture	235	217
Equity Investment in Real Estate Development Ventures	102	126
Deferred Tax Asset	24	23
Investment in Grantor Trusts ($54 and $48 at Fair Value in 2015 and 2014)	55	49
Other Assets	41	45
Total Assets	$4,991	$5,188

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$—	$439
Line of Credit	519	95
Accounts Payable	22	27
Interest Payable	12	15
Wages Payable	31	31
Taxes Payable	10	10
Deferred Revenue	23	23
Other Current Liabilities	46	10
	663	650

Long-Term Debt	1,976	1,976
Other Liabilities	84	101
Total Liabilities	2,723	2,727

Commitments and Contingencies

PARTNERSHIP CAPITAL
Series T-1 Preferred Interest	790	790
Partners’ Capital (Common Partnership Interests)	1,478	1,671
Total Partnership Capital	2,268	2,461
Total Liabilities and Partnership Capital	$4,991	$5,188

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 117

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF PARTNERSHIP CAPITAL

(In Millions)	Preferred Partnership Interest	Common Partners’ Capital	Accumulated Other Comprehensive Income (Loss)	Total Partnership Capital
January 1, 2013	$790	$1,255	$(32)	$2,013
Net Income before Allocation to Series T-1 Preferred Interest and Partners		272		272
Other Comprehensive Income			33	33
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(255)		(255)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		617		617
December 31, 2013	$790	$1,831	$1	$2,622
Net Income before Allocation to Series T-1 Preferred Interest and Partners		272		272
Other Comprehensive Income			(24)	(24)
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(361)		(361)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		10		10
December 31, 2014	$790	$1,694	$(23)	$2,461
Net Income before Allocation to Series T-1 Preferred Interest and Partners		255		255
Other Comprehensive Income			(13)	(13)
Net Income Allocation to Series T-1 Preferred Interest	58	(58)		—
Distributions to Partners (Common Partnership Interests)		(386)		(386)
Distributions for Series T-1 Preferred Interest	(58)			(58)
Capital Contributions from Parent		9		9
December 31, 2015	$790	$1,514	$(36)	$2,268

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 118

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In Millions)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income before Allocation to Series T-1 Preferred Interest and Partners	$255	$272	$272
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Depreciation, Depletion and Amortization (Includes $2 MDF Fire Impairment Loss in 2014 and $4 Loss Related to Forest Fires in 2013)	133	138	119
Basis of Real Estate Sold	148	129	91
Earnings from Unconsolidated Entities	(83)	(66)	(63)
Distributions from Timberland Venture	59	57	56
Distributions from Real Estate Development Ventures	6	2	—
Deferred Income Taxes	(8)	4	(3)
Loss on Extinguishment of Debt	—	—	4
Timber Deed Acquired	—	—	(18)
Pension Plan Contributions	(9)	(9)	—
Realized Gains from Sales of Marketable Securities	(10)	—	—
Working Capital Changes	9	(11)	(17)
Other	21	(1)	21
Net Cash Provided By (Used In) Operating Activities	521	515	462

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Expenditures, Excluding Timberland Acquisitions (Includes $12 MDF Replacement Capital in 2014)	(82)	(89)	(71)
Timberlands Acquired	(7)	—	(81)
Minerals and Mineral Rights Acquired	—	—	(156)
Contributions to Real Estate Development Ventures	(5)	(9)	—
Distributions from Real Estate Development Ventures	29	23	—
Insurance Recoveries (Property Damage)	2	10	—
Payment for Acquisition of MeadWestvaco ("MWV") Timberland Assets, net	—	—	(221)
Proceeds from Sale of Properties and Other Assets	4	—	—
Investments in Assets Held in Grantor Trust	(39)	(1)	—
Sales of Marketable Securities Held in Grantor Trust	33	—	—
Other	(1)	1	—
Net Cash Provided By (Used In) Investing Activities	(66)	(65)	(529)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Distributions to Common Partners	(386)	(361)	(255)
Cash Distributions for Series T-1 Preferred Interest	(58)	(58)	(58)
Borrowings on Line of Credit	1,008	1,307	1,771
Repayments on Line of Credit	(584)	(1,679)	(1,408)
Debt Issuance Costs	—	—	(1)
Principal Payments and Retirement of Long-Term Debt	(439)	—	(513)
Capital Contributions from Parent	—	—	607
Other	—	—	1
Net Cash Provided By (Used In) Financing Activities	(459)	(791)	144

Increase (Decrease) In Cash and Cash Equivalents	(4)	(341)	77
Cash and Cash Equivalents:
Beginning of Period	92	433	356

End of Period	$88	$92	$433

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid During the Year for:
Interest	$113	$109	$84
Income Taxes - Net	$7	$5	$(1)

Non-Cash Investing and Financing Activities:
Issuance of Note Payable to MWV as Consideration for Timberland Assets Acquired	$—	$—	$860

See accompanying Notes to Consolidated Financial Statements

PLUM CREEK 2015 FORM 10-K | 119

Table of Contents	PART II / ITEM 8

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

At December 31, 2015, the Operating Partnership owned and managed approximately 6.3 million acres of timberlands in the Northwest, Southern and Northeast United States. Included in the 6.3 million acres are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. In addition, the Operating Partnership has approximately 200,000 acres of non-strategic timberlands, which are expected to be sold in smaller acreage transactions over the near and medium term. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. At December 31, 2015, the Operating Partnership owned five wood product conversion facilities in the Northwest United States. In March 2015, due to the loss of a significant customer, the Operating Partnership permanently closed its remanufacturing facility in Meridian, Idaho. In October 2015, this facility was sold for $4 million, which approximated its net book value.

Weyerhaeuser Merger. On November 6, 2015, Plum Creek entered into an Agreement and Plan of Merger (the "Merger Agreement") with Weyerhaeuser Company (“Weyerhaeuser”) that is subject to shareholder approval. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Plum Creek will merge with and into Weyerhaeuser (the “Merger”) with Weyerhaeuser as the surviving corporation in the Merger. Upon completion of the Merger, Plum Creek stockholders will have the right to receive 1.60 shares (the “Exchange Ratio”) in common shares of Weyerhaeuser for each share of common stock of Plum Creek held. In connection with the merger, Weyerhaeuser will be assuming the assets and liabilities of Plum Creek.

Under the Merger Agreement, Weyerhaeuser will assume all outstanding vested or unvested Plum Creek stock options, all outstanding vested or unvested Plum Creek restricted stock units and all outstanding Plum Creek deferred stock units. All such stock options, restricted stock units and deferred stock units will be converted into Weyerhaeuser stock options, restricted stock units and deferred stock units respectively, adjusted to give effect to the Exchange Ratio and subject to the same terms and conditions as such stock options, restricted stock units and deferred stock units had prior to being converted.

On the date the Merger becomes effective, the Operating Partnership's qualified defined benefit pension plan and the two non-qualified defined benefit pension plans will be closed to new participants and frozen to all benefit accruals, including with respect to increases in compensation and additional benefit service.

Furthermore, the Merger Agreement places certain restrictions on how Plum Creek conducts its business from the date of the agreement (November 6, 2015) to the closing of the merger (expected to be February 19, 2016). In general, Plum Creek is allowed to conduct its business in the normal course but generally has certain restrictions in the following areas: (1) declaring special dividends, (2) repurchasing outstanding shares of Plum Creek’s stock, (3) issuing additional shares of stock, (4) amending any material contracts (including any employee benefit and incentive plans), (5) making acquisitions, (6) selling assets, (7) incurring indebtedness, (8) making capital expenditures, (9) settling claims, and (10) entering into a new line of business. None of the above restrictions are expected to materially impact how the Operating Partnership currently conducts its business. For a detailed description of the terms of the merger, see the Agreement and Plan of Merger between Weyerhaeuser Company and Plum Creek Timber Company, Inc. incorporated by reference as Exhibit 2.5 under Item No. 15, Exhibits and Financial Statement Schedules.

On February 12, 2016, Plum Creek and Weyerhaeuser stockholders approved the Merger Agreement. The Merger is expected to close on February 19, 2016.

PLUM CREEK 2015 FORM 10-K | 120

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Basis of Presentation. The consolidated financial statements of the Operating Partnership include the accounts of Plum Creek Timberlands, L.P. and its controlled subsidiaries. The Operating Partnership is 100% owned by Plum Creek. Plum Creek has no assets or liabilities other than its direct and indirect ownership interests in Plum Creek Timberlands, L.P. and its interest in Plum Creek Ventures I, LLC (“PC Ventures”), a 100% owned subsidiary of Plum Creek. The Parent has no operations other than its investment in these subsidiaries and transactions in its own equity, such as the issuance and/or repurchase of common stock and the receipt of proceeds from stock option exercises. Intercompany transactions and accounts between Plum Creek Timberlands, L.P. and its subsidiaries have been eliminated in consolidation. All transactions are denominated in United States dollars.

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

Customer Concentrations. Annual revenues from the Operating Partnership’s largest customer accounted for 6% of total annual revenues in 2015 and 7% in both 2014 and 2013. If market conditions for wood products were to deteriorate, the loss of this customer could have a significant effect on the Operating Partnership’s results of operations.

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

Revenue Recognition.

Resources Revenue. Timber sales revenues are recognized when legal ownership and the risk of loss transfers to the purchaser and the quantity sold is determinable. The Operating Partnership sells timber under delivered log agreements as well as through sales of standing timber (or “stumpage”). For delivered sales, revenue, which includes amounts billed for shipping and handling (logging and hauling of timber), is recognized when the log is delivered to the customer. Stumpage is sold primarily using pay-as-cut agreements. Under a pay-as-cut sales contract, the purchaser acquires the right to harvest specified timber on a tract, at an agreed upon price per unit. The sale and any related advances are recognized as revenue as the purchaser harvests the timber on the tract.

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

The Operating Partnership will occasionally sell timberlands to a single buyer under a multi-period contract covering a series of prescheduled closings and/or options. Under these multi-period contracts, revenue is recognized once title and risk of loss have transferred to the buyer for individual properties and the properties sold cannot be returned for

PLUM CREEK 2015 FORM 10-K | 121

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a refund. As deposits for future closings under multi-period contracts may be refunded under certain circumstances, the Operating Partnership treats each closing under a multi-period arrangement as a separate sale. Revenue in connection with a multi-period contract is generally recognized at closing equal to the lesser of the non-refundable consideration received or an allocation of total consideration based on fair value.

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

Accounts Receivable. Accounts receivable is presented net of an allowance for doubtful accounts of $0.2 million at both December 31, 2015 and December 31, 2014. Accounts are deemed past due based on payment terms. The allowance for doubtful accounts represents management’s estimate and is based on historical losses, recent collection history, credit ratings of individual customers and existing economic conditions. Delinquent accounts are charged against the allowance for doubtful accounts to the extent and at the time they are deemed uncollectible.

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

PLUM CREEK 2015 FORM 10-K | 122

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

inventories include raw materials, labor, supplies, energy, depreciation and production overhead. Cost of log inventories include timber depletion, stumpage, associated logging and hauling costs, road costs and production overhead.

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

Higher and Better Use Timberlands / Real Estate Development. We estimate that included in the Operating Partnership’s 6.3 million acres of timberlands are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation or residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber. Some of our real estate activities, including our real estate development business, are conducted through our wholly-owned taxable REIT subsidiaries.

Costs associated with a specific real estate development project are capitalized when management estimates that it is probable that a project will be successful. Both external and internal expenditures directly associated with the specific real estate project are capitalized. The Operating Partnership will capitalize improvements and other development

PLUM CREEK 2015 FORM 10-K | 123

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

Properties developed by the Operating Partnership will generally be low-intensity development limited to activities associated with obtaining entitlements. Capitalized real estate development costs, including the book basis in the related timber and timberlands associated with these developments, were $9 million and $12 million at December 31, 2015 and 2014, respectively. Substantially all of these properties are expected to be sold beyond one year and are included in Other Assets (non-current).

The Operating Partnership also incurs development costs on some timberlands that are currently still managed for timber operations. These consist of larger and more complicated projects needing more invested capital. These projects have a longer timeframe and are not expected to be sold or developed in the near term. The capitalized development costs for these projects and the book basis of the related timber and timberlands were $39 million and $37 million at December 31, 2015 and December 31, 2014, respectively, and are included in Timber and Timberlands.

The book basis of timberlands that are considered held for sale are presented in the Consolidated Balance Sheet as Assets Held for Sale. The total book basis for assets held for sale was $24 million at December 31, 2015 and $98 million at December 31, 2014. Generally, timberlands that are under contract to sell or are listed for sale through an independent broker or by a taxable REIT subsidiary and are expected to be sold within the next year are considered assets held for sale. The book basis of timberlands that do not meet the held for sale criteria is included in Timber and Timberlands.

The Operating Partnership evaluates its real estate development projects for potential impairment whenever circumstances indicate the book basis of an asset group may not be recoverable. The Operating Partnership considers each of its real estate development projects to be a separate asset group based on identifiable cash flows.

Accounting for Equity Method Investments. In 2013, the Operating Partnership and WestRock Company (formerly MeadWestvaco Corporation) formed a limited liability company ("MWV-Charleston Land Partners, LLC") for which the Operating Partnership made a capital contribution, in cash, of $152 million and WestRock Company contributed real estate development properties. The Operating Partnership accounts for this interest under the equity method of accounting. Earnings are recognized as Earnings from Unconsolidated Entities in the Consolidated Statements of Income. See Note 15 of the Notes to Consolidated Financial Statements.

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

All property, plant and equipment other than manufacturing machinery (for lumber, plywood and MDF) are depreciated using the straight-line method over the estimated useful lives of the related assets. Manufacturing machinery and equipment are depreciated on either a straight-line basis or a units-of-production basis, which approximates a straight-

PLUM CREEK 2015 FORM 10-K | 124

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

line basis. Useful lives are 19 years for land improvements, 20 to 45 years for buildings, and 3 to 20 years for machinery and equipment. Leasehold improvements are depreciated over the lease term or estimated useful life, whichever is shorter. The cost and related accumulated depreciation of property sold or retired are removed from the accounts and any gain or loss is recorded. Depreciation expense, excluding impairment charges, was $17 million, $21 million, and $24 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Grantor Trusts. The Operating Partnership has a grantor trust that was established for deferred compensation and deferred Plum Creek shares (Plum Creek deferred stock units). See Note 9 of the Notes to Consolidated Financial Statements. Deferred compensation assets, which include money market and mutual fund investments, are classified as “trading securities” and are carried at market value. Realized gains and losses and changes in unrealized gains and losses and a corresponding amount of compensation expense are recorded in the Consolidated Statements of Income.

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

Other Operating Income (Expense), net. The Operating Partnership will recognize gains and losses from sales of available for sale securities, miscellaneous asset sales, insurance recoveries, litigation settlements and other items which are reported in our Consolidated Statements of Income as Other Operating Income (Expense), net. See Note 9 and Note 18 of the Notes to Consolidated Financial Statements. Other Operating Income (Expense), net consists of the following for the years ended December 31 (in millions):

	2015	2014	2013
Realized Gains from Grantor Trust Investments	$13	$2	$1
Gain on Insurance Settlements	3	13	1
MDF Fire Impairment Loss	—	(2)	—
Loss on Early Termination of an Equipment Lease	—	—	(5)
Other	—	2	1
Total Other Operating Income (Expense), net	$16	$15	$(2)

New Accounting Pronouncements. There were no new accounting standards adopted by the Operating Partnership during 2015 that had a material impact on the Operating Partnership's financial condition, results of operations or cash flows.

PLUM CREEK 2015 FORM 10-K | 125

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2. INVENTORIES

Inventories, accounted for using the lower of average cost or market, consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Raw Materials (primarily logs)	$15	$12
Work-In-Process	3	3
Finished Goods	24	31
	42	46
Supplies	15	15
Total	$57	$61

NOTE 3. TIMBER AND TIMBERLANDS

Timber and Timberlands consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Timber and Logging Roads, net	$2,463	$2,518
Timber Deeds, net	67	83
Timberlands	1,380	1,408
Timber and Timberlands, net	$3,910	$4,009

Timber and Timberlands. During 2015, the Operating Partnership acquired approximately 7,000 acres of timberlands located in Maine for $7 million. The purchase was funded with cash and has been accounted for as an asset acquisition. Timberland dispositions during 2015 were approximately 287,000 acres, of which 153,000 acres were located in the Northern Resources Segment and 134,000 acres were located in the Southern Resources Segment. During 2014, the Operating Partnership disposed of approximately 184,000 acres, of which 136,000 acres were located in the Northern Resources Segment and 48,000 acres were located in the Southern Resources Segment.

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

Impairments. The Operating Partnership’s Real Estate Segment revenue consists of sales of higher and better use timberlands and sales of non-strategic timberlands. Occasionally, timberlands are sold at a loss. Each potential real estate sale is evaluated for a possible impairment in accordance with the accounting for long-lived assets classified as held for sale. At December 31, 2015, the book basis of real estate held for sale was $24 million and was $98 million as of December 31, 2014. Impairment losses are included in Cost of Goods Sold for Real Estate in our Consolidated Statements of Income.

PLUM CREEK 2015 FORM 10-K | 126

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Impairment losses recorded for the potential sale of timberlands and the associated book basis after the impairment recognition were as follows for the years ended December 31 (in millions):

	2015	2014 (A)	2013
Impairment Losses	$—	$7	$4
Book Basis of Property	$—	$46	$37

(A)    During the fourth quarter of 2014, Plum Creek's Board of Directors approved the sale of approximately 165,000 acres of timberlands in Montana and Washington with a book basis of $122 million to The Nature Conservancy for $131 million. The sale closed in two phases - the first phase, which consisted of approximately 48,000 acres in Washington, closed in December 2014, and the second phase, which consisted of approximately 117,000 acres in Montana, closed in January 2015. Although the overall transaction resulted in a gain, the Operating Partnership recognized an impairment loss of $7 million during 2014 in connection with the Washington portion of the sale. The book basis of the Montana portion of the sale was recorded as Assets Held for Sale in the Consolidated Balance Sheets as of December 31, 2014.

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

NOTE 4. MINERALS AND MINERAL RIGHTS

Minerals and Mineral Rights consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Minerals, net	$54	$55
Mineral Rights, net	$227	$234
Minerals and Mineral Rights, net	$281	$289

Minerals. In connection with the timberland acquisition from WestRock Company (formerly MeadWestvaco Corporation) in 2013, the Operating Partnership acquired certain proven and probable coal reserves valued at $50 million, along with related surface lease intangibles valued at $7 million (see below). Depletion expense associated with the minerals owned by the Operating Partnership was approximately $1 million for each of the years ended December 31, 2015, 2014 and 2013.

PLUM CREEK 2015 FORM 10-K | 127

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Mineral Rights. Mineral rights and surface lease intangibles, all of which are finite-lived, consisted of the following (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Mineral Rights - South Carolina(A)	$76	$(4)	$72	$76	$(2)	$74
Mineral Rights - Georgia(B)	156	(9)	147	156	(5)	151
Surface Leases(C)	10	(2)	8	10	(1)	9
Total Mineral Rights	$242	$(15)	$227	$242	$(8)	$234

(A)
Relates to mineral rights in aggregate reserves at four quarries in South Carolina in which the Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from the quarries. Our mineral rights expire in 2052.

(B)
Relates to mineral rights in aggregate reserves at four quarries in Georgia in which the Operating Partnership is entitled to an overriding royalty in connection with the gross proceeds from the sale of crushed stone from these quarries. Our mineral rights expire in 2051.

(C)
In connection with the timberland acquisition from WestRock Company, the Operating Partnership acquired certain proven and probable coal reserves (see above) along with the related surface leases of $7 million. These surface lease intangibles are being amortized over ten years. The value of the surface leases is included in Mineral Rights, net.

The Operating Partnership's overriding royalty percentage associated with the aggregate reserves at the Georgia and South Carolina quarries declines after five years and declines further after ten years. The Operating Partnership treats each year under the royalty arrangement as a separate unit of account. Based on projected sales volume over the term of the arrangement, the Operating Partnership estimates a weighted-average overriding royalty percentage. The Operating Partnership recognizes revenue based on the weighted-average overriding royalty percentage and records deferred revenue for overriding royalties received in excess of the weighted-average percentage.

Depletion and amortization expense associated with the above mineral rights and surface lease intangibles was $7 million, $6 million and $1 million for the years ending December 31, 2015, 2014 and 2013, respectively. The following summarizes the estimated future depletion and amortization expense related to acquired intangibles held at December 31, 2015 (in millions):

Year	Depletion and Amortization Expense
2016	$7
2017	7
2018	7
2019	7
2020	7
Thereafter	192
Total	$227

PLUM CREEK 2015 FORM 10-K | 128

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. INTANGIBLE ASSETS

Intangible assets are included in “Other Assets” in our Consolidated Balance Sheets. Intangible Assets, all of which are finite-lived, consisted of the following (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Wind Power Leases	$10	$(1)	$9	$10	$(1)	$9
Fiber Supply Agreement	5	(1)	4	5	—	5
Total	$15	$(2)	$13	$15	$(1)	$14

Wind Power Leases. In connection with the timberland acquisition from WestRock Company (formerly MeadWestvaco Corporation) in 2013, the Operating Partnership acquired certain wind power leases valued at $10 million. The value of the wind power leases is expected to be amortized on a straight-line basis over the twenty year term of the agreements.

Fiber Supply Agreement. Also in connection with the timberland acquisition from WestRock Company, the Operating Partnership acquired a fiber supply agreement valued at $5 million. The value of the fiber supply agreement is expected to be amortized on a straight-line basis over the ten year term of the agreement.

Amortization expense associated with the above intangible assets was $1 million in 2015 and 2014 and $0 in 2013. The following summarizes the estimated future amortization expense related to intangible assets held at December 31, 2015 (in millions):

Year	Amortization Expense
2016	$1
2017	1
2018	1
2019	1
2020	1
Thereafter	8
Total	$13

See also Note 4 of the Notes to Consolidated Financial Statements.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Land, Buildings and Improvements	$92	$97
Machinery and Equipment	332	331
	424	428
Accumulated Depreciation	(311)	(308)
Property, Plant and Equipment, net	$113	$120

PLUM CREEK 2015 FORM 10-K | 129

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7. INCOME TAXES

Plum Creek Timberlands, L.P. is a wholly-owned limited partnership and therefore, not subject to income tax. Plum Creek Timberlands, L.P.’s taxable income is allocated 100% (directly and indirectly) to its parent, Plum Creek Timber Company, Inc., which has elected to be taxed as a REIT under sections 856-860 of the United States Internal Revenue Code. A REIT generally does not pay corporate-level income tax if it distributes 100% of its taxable income to shareholders and satisfies other organizational and operational requirements as set forth in the Internal Revenue Code. If a company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The book basis of Plum Creek’s assets and liabilities exceeds its tax basis by approximately $2.0 billion at December 31, 2015.

The Operating Partnership conducts certain non-REIT activities through various wholly-owned taxable REIT subsidiaries, which are subject to corporate-level income tax. These activities include our manufacturing operations, the harvesting and sale of logs, the development and/or sale of some of the Operating Partnership's higher value timberlands, timber and wood fiber procurement services, coal leases, and the Operating Partnership's investment in real estate development ventures (see Note 15 of the Notes to Consolidated Financial Statements). The Operating Partnership’s tax provision includes the tax expense and/or benefit associated with Plum Creek’s wholly-owned taxable REIT subsidiaries, as well as any tax expense and/or benefit incurred by the REIT. The effective tax rate for the Operating Partnership is lower than the federal corporate statutory rate primarily due to Plum Creek’s status as a REIT.
The Operating Partnership recognizes interest and penalties, if incurred, related to income taxes in the Provision for Income Taxes in the Consolidated Statements of Income. During the years ended December 31, 2015, 2014 and 2013, amounts for interest and penalties included in the tax provision were insignificant. At December 31, 2015, and December 31, 2014, the Operating Partnership had no accrued interest or penalties related to income taxes.

The provision (benefit) for income taxes consists of the following for the years ended December 31 (in millions):

	2015	2014	2013
Current Income Taxes:
Federal	$5	$3	$—
State	—	1	—
Deferred Income Taxes:
Federal	(6)	4	(1)
State	(1)	(2)	—
Benefit from Operating Loss Carryforward	—	—	(1)
Change to Valuation Allowance	(1)	2	1
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$8	$(1)

PLUM CREEK 2015 FORM 10-K | 130

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The provision (benefit) for income taxes is reconciled as follows to the federal statutory rate for the years ended December 31 (in millions):

	2015	2014	2013
Provision for Income Taxes on Income from Continuing Operations Computed at the Federal Statutory Tax Rate of 35%	$68	$78	$75
REIT Income not Subject to Federal Tax	(65)	(58)	(69)
Change to Valuation Allowance	(1)	2	1
State Income Tax Expense (Benefit), net of Federal Benefit	(1)	(1)	(1)
Permanent Book-Tax Differences	(4)	(13)	(7)
Provision (Benefit) for Income Taxes on Income from Continuing Operations	$(3)	$8	$(1)

The federal statutory income tax rate is 35%. The income generated by the activities of the REIT is generally not subject to federal income tax. The permanent book-tax differences consist primarily of differences in cost basis for certain properties contributed (sold for tax purposes) to the taxable REIT subsidiaries that were subsequently sold, in which the tax basis exceeded the book basis.
Total income tax provision (benefit) was allocated as follows for the years ended December 31 (in millions):

	2015	2014	2013
Income from Continuing Operations	$(3)	$8	$(1)
Other Comprehensive Income	—	(7)	7
Additional Paid-In Capital (Share-Based Compensation)	—	—	(1)
Total Income Tax Provision (Benefit)	$(3)	$1	$5

Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis for the assets and liabilities of our various wholly-owned taxable REIT subsidiaries. Certain prior period amounts have been reclassified to conform with current year presentation. The components of deferred income tax assets and liabilities are as follows at December 31 (in millions):

	2015	2014
Deferred Income Tax Assets:
Net Operating Loss Carryforwards	$12	$12
Accrued Compensation	11	9
Accrued Pension Benefits	16	16
Timber and Timberlands	18	16
Accrued Workers' Compensation Benefits	2	3
Other Accruals and Reserves	7	4
Valuation Allowance	(11)	(12)
	55	48
Deferred Income Tax Liabilities:
Machinery and Equipment	(18)	(19)
	(18)	(19)
Deferred Income Tax Asset, net	$37	$29

PLUM CREEK 2015 FORM 10-K | 131

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership has state net operating loss carryforwards for its taxable REIT subsidiaries of $279 million at December 31, 2015, which includes a portion of net operating loss carryfowards related to the REIT (i.e. Plum Creek). REIT net operating losses are generated to the extent the deduction for dividends paid exceeds Plum Creek's taxable income. In certain states, the Operating Partnership files a combined tax return for the REIT and the taxable REIT subsidiaries (a unitary return) and, therefore, may be able to utilize a portion of the REIT's net operating losses. The Operating Partnership's total state net operating loss carryforward deferred income tax asset is $12 million at December 31, 2015. The state net operating loss carryfowards will begin to expire in 2016.

At December 31, 2015, the Operating Partnership had a valuation allowance of $11 million to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance is related to certain state net operating loss carryforwards and other associated deferred tax assets that we do not believe it is more likely than not will be realized in future periods. The determination of the realization of deferred tax assets is based upon management's judgment of various future events and uncertainties, including the timing, nature and amount of future taxable income earned by certain wholly-owned subsidiaries. A valuation allowance is recognized if management believes it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. The Operating Partnership has recorded gross deferred tax assets of $67 million (net of a $11 million valuation allowance) and $65 million (net of a $12 million valuation allowance) as of December 31, 2015 and December 31, 2014, respectively. Management believes that due to the reversal of various taxable temporary differences and/or the planned execution of prudent and feasible tax planning strategies, sufficient taxable income can be generated to utilize the company's remaining deferred tax assets for which a valuation allowance was determined to be unnecessary.

The net deferred income tax asset is classified on our Consolidated Balance Sheets as follows at December 31 (in millions):

	2015	2014
Current Deferred Income Tax Asset	$13	$6
Non Current Deferred Income Tax Asset	24	23
Deferred Income Tax Asset, net	$37	$29

As of December 31, 2015 and December 31, 2014, Plum Creek did not have any liabilities for unrecognized tax benefits. Except as described below, we believe the statute of limitations for tax assessments has expired for all tax years prior to 2011. Plum Creek continues to monitor the progress of ongoing income tax controversies. We do not currently believe there is a reasonable possibility of recording a liability for unrecognized tax benefits within the next twelve months.

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

PLUM CREEK 2015 FORM 10-K | 132

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

NOTE 8. BORROWINGS

Outstanding borrowings of the Operating Partnership, all of which are unsecured, consist of the following (in millions):

	December 31, 2015	December 31, 2014
Line of Credit maturing 2019, 1.63% at 12/31/15, based on LIBOR plus 1.25%	$519	$95
Term Credit Agreement due 2019, 1.92% at 12/31/15, based on LIBOR plus 1.50%.	225	225
Senior Notes due 2015, 5.875% less unamortized discount of $0.8 at 12/31/14, effective rate of 6.11%	—	439
Senior Notes due 2021, 4.70% less unamortized discount of $0.2 at 12/31/15, effective rate of 4.71%	568	568
Senior Notes due 2023, 3.25% less unamortized discount of $1.9 at 12/31/15, effective rate of 3.34%	323	323
Installment Note Payable due 2023, 5.207%	860	860
Total Long-Term Debt	2,495	2,510
Less: Current Portion of Long-Term Debt	—	439
Less: Line of Credit	519	95
Long-Term Portion	$1,976	$1,976

Line of Credit. On December 28, 2015, the Operating Partnership amended its $700 million revolving line of credit agreement that matures on January 15, 2019, increasing the borrowing capacity to $800 million. The weighted-average interest rate for the borrowings on the line of credit was 1.63% and 1.34% as of December 31, 2015 and December 31, 2014, respectively. The interest rate on the line of credit is currently LIBOR plus 1.25%, including the facility fee. This rate can range from LIBOR plus 1% to LIBOR plus 2% depending on our debt ratings. Subject to customary covenants, the line of credit allows for borrowings from time to time up to $800 million, including up to $60 million of standby letters of credit. Borrowings on the line of credit fluctuate daily based on cash needs. As of December 31, 2015, we had $519 million of borrowings and $1 million of standby letters of credit outstanding; $280 million remained available for borrowing under our line of credit. As of January 5, 2016, $85 million of the borrowings under our line of credit was repaid.

Term Credit Agreement. The Operating Partnership has a $225 million term credit agreement that matures on April 3, 2019. The interest rate on the term credit agreement was 1.92% and 1.67% as of December 31, 2015 and 2014, respectively. The interest rate on the term credit agreement is based on LIBOR plus 1.50%. After giving effect to patronage distributions, the effective net interest rate on the term loan was approximately 1% as of both December 31, 2015 and 2014. See "Patronage" below. The term loan agreement is subject to covenants that are substantially the same as those of our revolving line of credit. The term credit agreement allows for prepayment of the borrowings at any time prior to the maturity date without premium or penalty.

Senior Notes. As of December 31, 2015, the Operating Partnership had publicly issued and outstanding approximately $894 million aggregate principal amount of Senior Notes (“Public Debt”). The Public Debt is issued by the Partnership

PLUM CREEK 2015 FORM 10-K | 133

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and is fully and unconditionally guaranteed by Plum Creek Timber Company, Inc. This amount includes $569 million of 4.70% Public Debt which matures in 2021 and $325 million of 3.25% Public Debt which matures in 2023.

The Senior Notes are redeemable prior to maturity; however, they are subject to a premium on redemption, which is based upon interest rates of U.S. Treasury securities having similar average maturities. The premium that would have been due upon early retirement approximated $91 million at December 31, 2015 and $114 million at December 31, 2014.

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

Installment Note Payable. The Operating Partnership has an $860 million installment note payable to MWV Community Development and Land Management, LLC ("MWV CDLM") which was issued in connection with the acquisition of certain timberland assets. Following the acquisition, MWV CDLM pledged the installment note to certain banks in the farm credit system. The annual interest rate on the installment note is fixed at 5.207%. After giving effect to patronage distributions, the Operating Partnership's effective net interest rate on the installment note was approximately 4.5% as of both December 31, 2015 and December 31, 2014. See "Patronage" below.

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

Patronage. The Operating Partnership receives patronage refunds under the term credit agreement and the installment note payable. Patronage refunds are distributions of profits from banks in the farm credit system, which are cooperatives that are required to distribute profits to their members. Patronage distributions, which are made in either cash or stock, are received in the year after they were earned. The Operating Partnership earned approximately $8 million of patronage during both 2015 and 2014. Patronage refunds are recorded as a reduction to interest expense in the year earned.

Debt Principal Payments. During 2015, the Operating Partnership made debt principal payments of $439 million.

Debt Maturities. The aggregate maturities on all debt agreements are as follows as of December 31, 2015 (in millions):

Maturity	Debt Agreements
2016	$—
2017	—
2018	—
2019	744
2020	—
Thereafter	1,754
Total	$2,498

Debt Covenants. The Operating Partnership's debt agreements contain various restrictive covenants, including requiring that we maintain certain interest coverage and maximum leverage ratios. The Operating Partnership’s term loan, revolving line of credit and installment note payable each contain a covenant restricting our ability to make any restricted payments, which includes dividend payments, if we are in default under our debt agreements. The Operating Partnership was in compliance with all of its borrowing agreement covenants as of December 31, 2015.

PLUM CREEK 2015 FORM 10-K | 134

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

	Balance at December 31, 2015	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$86	$86
Available-for-Sale Securities (B)	13	13
Trading Securities (B)	5	5
Total	$104	$104

	Balance at December 31, 2014	Fair Value Measurements at Reporting Date Using Quoted Prices in Active Markets of Identical Assets (Level 1 Measurements)
Cash Equivalents (A)	$90	$90
Available-for-Sale Securities (B)	43	43
Trading Securities (B)	5	5
Total	$138	$138

(A)
Consists of several money market funds and is included in the $88 million and $92 million of Cash and Cash Equivalents in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively.

(B)
Consists of several mutual funds and is included in the $55 million and $49 million of Investment in Grantor Trusts in the Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, investments in these mutual funds were approximately 54% in domestic (U.S.) equities, 2% in international equities, and 44% in debt securities. The remaining $36 million of the Investment in Grantor Trusts balance in the Consolidated Balance Sheets at December 31, 2015 is held in cash in order to minimize market risk associated with expected benefit payouts that will be made in 2016 to employees terminated as a result of the merger with Weyerhaeuser. See Notes 1 and 11 of the Notes to Consolidated Financial Statements.

Available-for-Sale Securities. Certain investments in the grantor trusts relate to the Operating Partnership's non-qualified pension plans and are classified as available-for-sale securities. The Operating Partnership has invested in various money market, debt and equity mutual funds and plans to use these investments to fund its non-qualified pension obligations. Unrealized holding gains and losses are included as a component of accumulated other comprehensive income. The Operating Partnership records changes in unrealized holding gains and losses in Other Comprehensive Income, unless an other than temporary impairment has occurred, which is then charged to expense. Changes in the fair value of available-for-sale securities were not material to the Operating Partnership's financial position or results of operations for the years ended December 31, 2015 and December 31, 2014. As of December 31, 2015 and 2014, the amortized cost of the available-for-sale securities was approximately $12 million and $31 million, respectively. See Note 10 of the Notes to Consolidated Financial Statements.

Available-for-sale securities valued at $30 million were sold during December 2015 in anticipation of benefit payouts in 2016 as a result of the pending merger with Weyerhaeuser. A gain of $10 million was recognized in connection with the sale. The $10 million gain along with $3 million of additional realized gains associated with securities held in the

PLUM CREEK 2015 FORM 10-K | 135

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

grantor trusts are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Notes 1 and 10 of the Notes to Consolidated Financial Statements.

Trading Securities. Certain investments in the grantor trusts relate to the Operating Partnership's deferred compensation plans and are classified as trading securities. Deferred compensation amounts are invested in various money market, debt and equity mutual funds. The Operating Partnership plans to use these investments to fund deferred compensation obligations. Realized gains and losses and changes in unrealized gains and losses (and a corresponding amount of compensation expense) are recognized in the Operating Partnership's Consolidated Statements of Income. Deferred compensation obligations are included in Other Liabilities and were $5 million at both December 31, 2015 and 2014. Changes in the fair value of trading securities were not material to the Operating Partnership's financial position or results of operations for the years ended December 31, 2015 and December 31, 2014.

Other Instruments. Summarized below are the carrying amount and fair value of the Operating Partnership's debt (estimated using the discounted cash flow method) along with the categorization under the fair value hierarchy in the Accounting Standards Codification (in millions):

		Fair Value at December 31, 2015
	Carrying Amount at December 31, 2015	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$891	$—	$917	$—	$917
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	519	—	519	—	519
Installment Note Payable (D)	860	—	896	—	896
Total Debt	$2,495	$—	$2,557	$—	$2,557

		Fair Value at December 31, 2014
	Carrying Amount at December 31, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Public Debt (A)	$1,330	$—	$1,398	$—	$1,398
Term Credit Agreement (B)	225	—	225	—	225
Line of Credit (C)	95	—	95	—	95
Installment Note Payable (D)	860	—	906	—	906
Total Debt	$2,510	$—	$2,624	$—	$2,624

(A)	Fair value of the Operating Partnership's Public Debt (publicly issued Senior Notes) is estimated using multiple market quotes for the Operating Partnership's public bonds.

(B)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable debt.

(C)	Fair value is estimated by adjusting the spread over LIBOR to a current market quote for comparable credit lines.

(D)	Fair value is estimated by adjusting the spread over the applicable Treasury rate to a current market quote for comparable debt.

PLUM CREEK 2015 FORM 10-K | 136

Table of Contents	PART II / ITEM 8

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

There were no fair value measurements of assets or liabilities measured on a nonrecurring basis during the year ended December 31, 2015. Summarized below are the Level 3 assets reported in the Operating Partnership's financial statements at fair value, measured on a nonrecurring basis, during the year ended December 31, 2014 (in millions):

	Adjusted Carrying Value	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Measurements)	Net Gain (Loss)
Timberlands Held for Sale (A)	$46	$46	$(7)
Total			$(7)

(A)
During 2014, timberlands held for sale with a carrying value totaling $53 million were written down to their fair value (net of estimated selling costs) of $46 million, resulting in a loss of $7 million, which was included in earnings for the year ended December 31, 2014. These timberlands were sold in December 2014. See Note 3 of the Notes to Consolidated Financial Statements. The fair value for the property was based on an external appraisal. The external appraisal was derived using comparable sales.

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

In 2013, Plum Creek completed an equity offering, resulting in the issuance of 13.9 million additional shares of common stock for net proceeds of $607 million. Following the equity offering, Plum Creek made a $607 million capital contribution to the Operating Partnership. The proceeds from this capital contribution were used by the Operating Partnership to pay the cash portion of the timberland acquisition from WestRock Company (formerly MeadWestvaco Corporation) and the acquisition related transaction fees, with the balance used to pay down approximately $376 million of the Operating Partnership’s outstanding debt.

PLUM CREEK 2015 FORM 10-K | 137

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Comprehensive Income

Comprehensive income includes net income, actuarial gains and losses associated with our defined benefit pension plans, unrealized gains and losses on available-for-sale securities and a gain for the effective portion of a derivative transaction designated as a cash flow hedge. Comprehensive income was as follows for the years ended December 31 (in millions):

	Pretax Amount	Tax Expense (Benefit)	After-Tax Amount
December 31, 2013
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$272
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	$5	$—	5
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	25	6	19
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	1	4
Gain (Loss) on Cash Flow Hedge	5	—	5
Total Comprehensive Income			$305
December 31, 2014
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$272
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	$1	$—	1
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(34)	(7)	(27)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	2	—	2
Derivative Instruments:
Less: Amortization of Gain Reclassified to Interest Expense	—	—	—
Total Comprehensive Income			$248
December 31, 2015
Net Income before Allocation to Series T-1 Preferred Interest and Partners			$255
Unrealized Gains (Losses) on Grantor Trust Assets:
Unrealized Holding Gains (Losses) Arising During Period	$(3)	$—	(3)
Reclassification for Gains Recognized in Net Income	(10)	—	(10)
Defined Benefit Pension Plans:
Actuarial Gain (Loss)	(4)	(1)	(3)
Plus: Amortization of Actuarial Loss Reclassified to Pension Expense	5	1	4
Derivative Instruments:
Less: Amortization of Gain Reclassified to Interest Expense	(1)	—	(1)
Total Comprehensive Income			$242

PLUM CREEK 2015 FORM 10-K | 138

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of accumulated other comprehensive income, net of tax, were as follows at December 31 (in millions):

	Net Unrealized Holding Gain (Loss) (A)	Defined Benefit Plan Actuarial Net Loss (B)	Gain on Cash Flow Hedge (C)	Total
December 31, 2013	$13	$(17)	$5	$1
Other Comprehensive Income (Loss) before Reclassifications	1	(27)	—	(26)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	2	—	2
December 31, 2014	$14	$(42)	$5	$(23)
Other Comprehensive Income (Loss) before Reclassifications	(3)	(3)	—	(6)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	(10)	4	(1)	(7)
December 31, 2015	$1	$(41)	$4	$(36)

(A)
Unrealized holding gains are reclassified to Other Operating Income (Expense), net in the Consolidated Statements of Income when the related available for sale securities are sold. See Note 9 of the Notes to Consolidated Financial Statements.

(B)
Amortization of actuarial gains and losses on the Operating Partnership’s defined benefit pension plans is included in the computation of pension cost. See Note 11 of the Notes to Consolidated Financial Statements.

(C)	The gain on cash flow hedge is amortized as a reduction to Interest Expense (Debt Obligations to Unrelated Parties) in the Consolidated Statements of Income over its term of ten years.

Cash Flow Hedge. In conjunction with the Operating Partnership's issuance of the $860 million installment note to MWV Community Development and Land Management, LLC in 2013 (see Note 8 of the Notes to Consolidated Financial Statements), the Operating Partnership entered into several forward treasury lock transactions to hedge against interest rate risk. The transactions are accounted for as cash flow hedges and the Operating Partnership received proceeds of $5 million that are reflected in Other Operating Activities on the Consolidated Statements of Cash Flows. The Operating Partnership recorded a gain of $5 million, the effective portion of the hedge, in Other Comprehensive Income. The Operating Partnership is not a party to any other derivative arrangements.

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

PLUM CREEK 2015 FORM 10-K | 139

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Funded Status. The following table provides a reconciliation of benefit obligations, plan assets, and funded status of the plans for the years ended December 31 (in millions):

	2015	2014
Change in Benefit Obligation
Benefit Obligation at Beginning of Period	$218	$178
Service Cost	8	7
Interest Cost	8	8
Actuarial (Gain) Loss	(7)	32
Benefits Paid	(17)	(7)
Benefit Obligation at End of Period	$210	$218
Change in Plan Assets
Fair Value of Plan Assets at Beginning of Period	$154	$144
Actual Return on Plan Assets	(1)	7
Employer Contributions	10	10
Benefits Paid	(17)	(7)
Fair Value of Plan Assets at End of Period	146	154
Funded Status—December 31	$(64)	$(64)
Amounts Recognized in the Consolidated Balance Sheet
Other Current Liabilities	$(34)	$(5)
Other Liabilities	(30)	(59)
Total	$(64)	$(64)

Note: The Benefit Obligation reflects both the qualified and non-qualified plans while the Plan Assets reflects only the qualified plan. The actuarial gain reflected in the change in benefit obligation for 2015 is due primarily to a change in the interest rate assumptions (increased discount rates) for measuring our pension liabilities as of December 31, 2015. The actuarial loss reflected in the change in benefit obligation for 2014 is due primarily to a change in the interest rate assumptions (decreased discount rates) for measuring our pension liabilities as of December 31, 2014, and to a lesser extent, a change in our mortality assumptions (plan participants are living longer).

The following table sets forth the benefit obligation, accumulated benefit obligation, plan assets, and assets held in the grantor trust for the qualified and non-qualified pension plans as of December 31 (in millions):

	Qualified Pension Plan		Non-Qualified Pension Plans
	2015	2014	2015	2014
Projected Benefit Obligation	$156	$164	$53	$54
Accumulated Benefit Obligation	146	154	48	45
Plan Assets	146	154	N/A	N/A
Assets Held in the Grantor Trust	N/A	N/A	49	43

Pension contributions are significantly impacted by investment returns and changes in interest rates. It is generally the Operating Partnership’s policy to fund the qualified plan annually such that the fair value of plan assets equals or exceeds the actuarially computed accumulated benefit obligation (the approximate actuarially computed current pension obligation if the plan was discontinued) over a market cycle (generally 3 to 5 years). During 2015, the Operating Partnership contributed $9 million to the qualified pension plan and contributed $7 million to its grantor trust associated with the non-qualified plans. During 2014, the Operating Partnership contributed $9 million to the qualified pension plan and contributed $1 million to its grantor trust associated with the non-qualified plans.

PLUM CREEK 2015 FORM 10-K | 140

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership does not expect to make contributions to the qualified pension plan or to its grantor trust associated with the non-qualified plans in 2016.

Pension Cost and Assumptions. The components of pension cost recognized in net income are as follows for the years ended December 31 (in millions):

	2015	2014	2013
Service Cost	$8	$7	$7
Interest Cost	8	8	8
Expected Return on Plan Assets	(10)	(9)	(9)
Recognized Actuarial Loss	5	2	5
Total Pension Cost	$11	$8	$11

The components of pension cost recognized in comprehensive income are as follows for the years ended December 31 (in millions):

	2015	2014	2013
Net Actuarial Loss (Gain)	$4	$34	$(25)
Amortization of Net Actuarial Loss	(5)	(2)	(5)
Total (Gain) Loss Recognized in Other Comprehensive Income	$(1)	$32	$(30)
Combined Pension Cost Recognized in Comprehensive Income	$10	$40	$(19)

Amounts included in accumulated other comprehensive income are as follows as of December 31 (in millions):

	2015	2014
Net Loss	$53	$54
Deferred Tax Benefit	$(13)	$(13)

During 2016, the Operating Partnership expects $3 million of the $53 million net actuarial loss to be included as a component of our total pension cost.

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

Weighted-average assumptions used to determine the benefit obligation are as follows:

	December 31, 2015	December 31, 2014
Discount Rates
Annuity Distributions	4.60%	4.15%
Lump-Sum Distributions	3.03%	3.04%
Rate of Compensation Increase	3.45%	3.45%

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

PLUM CREEK 2015 FORM 10-K | 141

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2015	2014	2013
Discount Rate	4.15%	5.05%	4.35%
Expected Long-Term Return on Plan Assets	7.00%	7.25%	7.25%
Rate of Compensation Increase	3.45%	3.45%	3.45%

To develop the expected long-term rate of return on plan assets assumption, the Operating Partnership considered the current level of expected returns on risk-free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on plan assets assumption for the portfolio. This resulted in the selection of the 7.00% assumption as of January 1, 2015 and the 7.25% assumption as of January 1, 2014.

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

The benefit obligation and net periodic pension cost are impacted by assumptions for plan participants' life expectancies. In determining the benefit obligation at December 31, 2014, the Operating Partnership updated its mortality assumptions to reflect increased life expectancies. The updated mortality assumptions did not impact the 2014 net periodic pension cost and did not significantly impact the 2015 net periodic pension costs.

Investment Policies and Strategies. Investment allocation decisions are made to achieve maximum returns at a reasonable risk for the Operating Partnership’s pension assets over a full market cycle and are made without regard to future pension obligations. At December 31, 2015, target allocations for the various asset classes are as follows:

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

PLUM CREEK 2015 FORM 10-K | 142

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

•
Fixed Income Securities—Fund performance should exceed the applicable benchmark (e.g., Barclays Capital Aggregate Bond, Barclays Capital High Yield, or Barclays Capital U.S. Credit Indexes) by 0.25% per annum.

Fair Value of Pension Plan Assets. The fair values of each major class of plan assets were as follows as of December 31, 2015 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Fund	$—	$16	$16
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	14	—	14
Small and Mid. Cap. Domestic Equity Securities	10	—	10
International Equity Securities	31	—	31
Fixed Income Securities	6	—	6
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	30	30
Fixed Income Securities	—	3	3
Limited Partnership Interest invested in:
Fixed Income Securities	—	36	36
Total Investments Measured at Fair Value	$61	$85	$146

The fair values of each major class of plan assets were as follows as of December 31, 2014 (in millions):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Total
Money Market Fund	$—	$1	$1
Mutual Funds invested in:
Large Cap. Domestic Equity Securities	16	—	16
Small and Mid. Cap. Domestic Equity Securities	11	—	11
International Equity Securities	40	—	40
Fixed Income Securities	8	—	8
Collective Trust Funds invested in:
Large Cap. Domestic Equity Securities	—	34	34
Fixed Income Securities	—	8	8
Limited Partnership Interest invested in:
Fixed Income Securities	—	36	36
Total Investments Measured at Fair Value	$75	$79	$154

PLUM CREEK 2015 FORM 10-K | 143

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The valuation techniques and inputs used to measure fair value for each major class of plan assets were as follows (there have been no changes in these techniques and inputs during the year ended December 31, 2015):

•
The money market fund is interest-bearing and is invested in a fund that is valued based on the fair value of a similar fund that is determined using net asset values. The net asset values are based on the fair value of the fund's underlying assets, minus their liabilities, and then divided by the number of units outstanding at the valuation date. The unit price is based primarily on observable market data of the fund’s underlying assets. In order to minimize market risk associated with expected benefit payouts that will be made in 2016 to employees terminated as a result of the Merger with Weyerhaeuser, $16 million of the qualified plan assets are held in the money market fund as of December 31, 2015.

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

Year	Projected Benefit Payments
2016	$46
2017	15
2018	14
2019	16
2020	15
2021 through 2025	75

Thrift and Profit Sharing Plan. The Operating Partnership sponsors an employee thrift and profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all full-time employees. The Operating Partnership matches employee contributions of up to six percent of compensation at rates ranging from 35% to 100%, depending upon financial performance.

The employer match was 100% for 2015, 2014 and 2013. Amounts charged to expense relating to the Operating Partnership’s thrift and profit sharing plan were $5 million in 2015 and 2014 and $4 million in 2013.

NOTE 12. SHARE-BASED COMPENSATION PLANS

All of Plum Creek’s activities are conducted through the Operating Partnership, therefore all share-based compensation expense is allocated to the Operating Partnership. Proceeds from the exercise of Plum Creek stock options are retained by Plum Creek Timber Company, Inc.

Plum Creek Timber Company, Inc. has a stockholder approved Stock Incentive Plan ("the Plan") that provides for the award of shares of Plum Creek stock including, but not limited to, common stock awards, restricted stock units and value management awards. Under the Plan, there are 6.1 million shares of Plum Creek Timber Company, Inc. common stock reserved and eligible for issuance. At December 31, 2015, 0.8 million shares of the 6.1 million reserved shares have been used and, therefore, 5.3 million shares remain available for future grants of common stock awards and restricted stock units or payments of vested value management awards. The number of shares to be issued in connection with value management awards is not determined until the end of their respective performance periods. New shares

PLUM CREEK 2015 FORM 10-K | 144

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

Amounts earned, if any, are paid in the quarter immediately following the end of the three-year performance period. Unless otherwise specified by the participant, each payment will be paid in cash, except that any officer not in compliance with Plum Creek’s stock ownership guidelines may be required to receive up to half of the payment value in Plum Creek’s common stock. To be entitled to the payment, a participant must be employed by the Operating Partnership on the last day of the performance period.

Value management awards activity was as follows for the year ended December 31, 2015:

Units
Nonvested, January 1, 2015	271,158
Granted	153,105
Vested	(125,578)
Forfeited	(7,900)
Nonvested, December 31, 2015	290,785

Presented below is a summary of outstanding value management awards and related fair values, unrecognized compensation expense and maximum value as of December 31, 2015 (dollars in millions):

Performance Period	Outstanding Units	Fair Value (A)	Unrecognized Compensation Expense	Maximum Award Value (B)
2013 to 2015	125,578	$7.7	$—	$25.1
2014 to 2016	138,130	$13.0	$4.3	$27.6
2015 to 2017	152,655	$21.8	$13.9	$30.5

(A)	The estimated fair value includes unrecognized compensation expense.

(B)	Maximum award value is based on a unit value of $200.

PLUM CREEK 2015 FORM 10-K | 145

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of earned and paid (primarily in cash) value management awards for the following three-year performance periods:

Performance Period	Payout Value per Unit	Total Payout (millions)	Payment Date
2013 to 2015	$61	$7.7	1st Quarter 2016
2012 to 2014	$3	$0.3	1st Quarter 2015
2011 to 2013	$35	$2.7	1st Quarter 2014
2010 to 2012	$0	$0.0	Not Earned

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

Restricted Stock Units. Under the Plan, restricted stock units of Plum Creek Timber Company, Inc. may be awarded to certain directors, officers and employees of the Operating Partnership. The recipients of restricted stock units generally have the right to receive a cash amount equal to any dividends paid on Plum Creek’s common stock during the restriction period and upon vesting, the right to receive an equal number of shares of Plum Creek’s common stock. Restricted stock units generally vest over a four-year period at a rate of 25% per year. If employment is terminated prior to vesting, all unvested restricted stock units are forfeited. The weighted-average grant date fair value of restricted stock units granted for the years ended December 31, 2015, 2014 and 2013 was $44.77, $42.04 and $47.93, respectively. The fair value of restricted stock units is based on the closing price of Plum Creek’s common stock on the date of grant.

Restricted stock unit activity was as follows for the year ended December 31, 2015:

	Units	Weighted- Average Grant Date Fair Value
Nonvested, January 1, 2015	413,572	$43.30
Granted	190,485	$44.77
Vested	(148,037)	$42.72
Forfeited	(9,845)	$43.72
Nonvested, December 31, 2015	446,175	$44.11

The total fair value of restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was approximately $7 million, $6 million and $5 million, respectively.

PLUM CREEK 2015 FORM 10-K | 146

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Awards of Common Stock. Under the Plan, common stock of Plum Creek Timber Company, Inc. may be awarded to directors, officers and employees of the Operating Partnership. The common stock is granted without restriction or vesting provisions. During 2015, 22,095 shares of Plum Creek common stock were granted/issued. The weighted-average grant date fair value of common stock awards granted for the years ended December 31, 2015, 2014, and 2013 was $44.56, $42.14 and $48.47, respectively. The fair value of common stock awards is based on the closing price of Plum Creek’s common stock on the date of grant. The total fair value of common stock awards that were issued during 2015, 2014 and 2013 was $1 million in each year.

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

PLUM CREEK 2015 FORM 10-K | 147

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Presented below is a summary of Plum Creek’s stock option Plan activity for the year ended December 31, 2015:

	Shares Subject to Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (Millions)
Outstanding, January 1, 2015	1,846,298	$38.59
Granted	—	—
Exercised/Surrendered	(622,593)	38.08
Cancelled/Forfeited	(3,000)	42.98
Outstanding, December 31, 2015	1,220,705	$38.85	3.0	$11
Vested or Expected to Vest, December 31, 2015	1,220,705	$38.85	3.0	$11
Exercisable, December 31, 2015	1,220,705	$38.85	3.0	$11

The table below presents stock activity related to stock options exercised during the years ended December 31 (in millions):

	2015	2014	2013
Proceeds from Stock Options Exercised	$24	$3	$37
Intrinsic Value of Stock Options Exercised	$6	$1	$12
Tax Benefit Related to Stock Options Exercised	$1	$—	$2

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

	2015	2014	2013
Share-based Compensation Expense	$28	$6	$13
Recognized Tax Benefits	$5	$1	$2

At December 31, 2015, there was $30 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately two years.

PLUM CREEK 2015 FORM 10-K | 148

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Certain balance sheet accounts consisted of the following (in millions):

	December 31, 2015	December 31, 2014
Other Current Assets
Prepaid Expenses	$8	$8
Taxes Receivable	5	4
Deposits	2	2
Real Estate Development Properties	1	1
	$16	$15
Other Non-Current Assets
Real Estate Development Properties	$9	$12
Unamortized Debt Issue Costs	6	7
Deposits	8	8
Intangible Assets	13	14
Other	5	4
	$41	$45
Other Current Liabilities
Long-Term Incentive Compensation	$8	$—
Accrued Pension Liability	34	5
Workers’ Compensation	1	1
Other	3	4
	$46	$10
Other Non-Current Liabilities
Timber Obligations	$4	$5
Deferred Compensation	6	6
Long-Term Incentive Compensation	16	4
Accrued Pension Liability	30	59
Deferred Revenue	15	12
Workers’ Compensation	4	7
Other	9	8
	$84	$101

PLUM CREEK 2015 FORM 10-K | 149

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14. COMMITMENTS AND CONTINGENCIES

Contingencies. The Operating Partnership is subject to regulations regarding forest, harvest and manufacturing practices and is, from time to time, involved in various legal proceedings, including, but not limited to, environmental and regulatory matters, incidental to its business. Reserves have been established for any probable losses. Except as discussed in Note 7, management does not believe that these matters, individually or in the aggregate, are material. However, it is possible that one or more of these matters could become material in the future, and an unfavorable outcome in one or more of these matters could have a material negative financial impact on the Operating Partnership. See also Note 7 of the Notes to Consolidated Financial Statements for a discussion of a tax proceeding involving Plum Creek.

Contractual Obligations. The Operating Partnership has contracted to source logs and supply fiber with customers under long-term agreements at prevailing market rates. The agreements expire beginning in 2016 through 2038, with the majority having various renewal options by either party. These renewal options are for periods ranging from two years to fifteen additional years.

Lease Commitments. The Operating Partnership leases buildings and equipment under non–cancelable operating lease agreements. Operating lease expense was $5 million in 2015 and $4 million in both 2014 and 2013. Additionally, the Operating Partnership has timber obligations related to certain timberlands where the Operating Partnership acquired title to standing timber at the inception of the leases. The following summarizes the future minimum operating lease payments and obligations in connection with leasing timberlands at December 31, 2015 (in millions):

	Operating Leases	Timber Obligations
2016	$4	$1
2017	4	—
2018	4	—
2019	4	—
2020	4	—
Thereafter	11	3
Total	$31	$4

NOTE 15. EQUITY METHOD INVESTMENTS

Real Estate Development Ventures. On December 6, 2013, the Operating Partnership and WestRock Company (formerly MeadWestvaco Corporation) formed a limited liability company (MWV-Charleston Land Partners, LLC or “MWV-CLP”). The Operating Partnership contributed cash to MWV-CLP and WestRock Company contributed real estate development properties, which consisted of both residential and commercial properties currently under development (“Class A Properties”) and high-value development lands (“Class B Properties”). The Operating Partnership contributed $12 million in exchange for a 5% interest in Class A Properties and $140 million in exchange for a 50% interest in Class B Properties. WestRock Company contributed 22,000 acres of Class A Properties with an agreed upon value of $252 million in exchange for a 95% interest in Class A Properties and 87,000 acres of Class B Properties with an agreed upon value of $279 million in exchange for a 50% interest in Class B Properties. During 2015, the company’s ownership interest in the Class A Properties decreased to 3% due to capital calls by MWV-CLP for which the company declined to participate.

An affiliate of WestRock Company has been hired to manage the day-to-day operations of MWV-CLP. Oversight of the Class A Properties is governed by a board of directors consisting of four members of which the Operating Partnership has one board member. Oversight of the Class B Properties is governed by a board of directors consisting of six members of which the Operating Partnership has three board members. The Operating Partnership uses the equity method of accounting for both its Class A and Class B interests.

PLUM CREEK 2015 FORM 10-K | 150

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total purchase price for the WestRock Company timberlands and related assets was $1.1 billion of which $139 million was allocated to our equity method investments in MWV-CLP. Our share of the book value of MWV-CLP’s net assets as of the acquisition date was approximately $52 million. This basis difference of $87 million will be amortized (i.e., additional expense) into equity earnings (loss) in future periods as the real estate properties are sold and/or as the timber on these properties is harvested.

Timberland Venture. In 2008, a subsidiary of the Operating Partnership, Plum Creek Timber Operations I, LLC (“PC Member”), contributed 454,000 acres of timberlands located in its Southern Resources Segment to Southern Diversified Timber, LLC (“the Timberland Venture”) in exchange for a $705 million preferred interest and a 9% common interest valued at $78 million. The Timberland Venture’s other member, an affiliate of Campbell Global LLC, contributed $783 million of cash in exchange for 91% of the Timberland Venture’s common interest. Following the formation of the Timberland Venture, PC Ventures borrowed $783 million from the Timberland Venture. PC Ventures used the proceeds from the borrowing to make a $783 million capital contribution to the Operating Partnership. See Note 10 of the Notes to Consolidated Financial Statements.

PC Member’s preferred interest in the Timberland Venture is entitled to a cumulative preferred return equal to 7.875% per annum (approximately $56 million). The Timberland Venture cannot make distributions on the common interests until all current period and prior period preferred returns have been paid. Preferred return distributions are payable on March 15th and September 15th each year.

The activities of the Timberland Venture consist primarily of the ownership of timberlands and entering into cutting contracts with an affiliate of Campbell Global for the sale and harvesting of timber. An affiliate of Campbell Global is the manager of the Timberland Venture. The manager and the other member control the day-to-day operating decisions of the Timberland Venture. PC Member retains certain protective rights that require its consent before the Timberland Venture can take certain actions. For example, without PC Member’s consent and subject to certain exceptions, the Timberland Venture generally cannot sell properties, incur indebtedness, file for bankruptcy or enter into contracts with affiliates which are not arm’s length.

No gain was recognized in connection with the contribution of the timberlands to the venture in 2008. The book basis in the contributed timberlands was $174 million, and PC Member capitalized costs of $9 million in connection with the transfer. The Timberland Venture recorded the contributed timberlands at fair value, or $783 million. The difference between the beginning book basis in the venture ($174 million) and PC Member’s share of the equity in the net assets of the venture ($783 million) was allocated between standing timber ($289 million) and land ($320 million). In addition to the allocation of earnings to our common and preferred interests, the basis difference associated with standing timber is amortized into equity earnings based on the timber harvested during the period compared to the timber expected to be harvested over one timber rotation (approximately 27 years). The basis difference associated with land is recognized in equity earnings in the period in which timberlands are sold by the venture based on a per acre rate. Since the inception of the Timberland Venture through December 31, 2015, the Operating Partnership has recognized $67 million in equity earnings related to the amortization of the basis difference.

PLUM CREEK 2015 FORM 10-K | 151

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Both our preferred and common interests are accounted for based on the equity method of accounting. Equity earnings of the Timberland Venture are first allocated to our preferred interest to the extent of our preferred return with any excess earnings allocated among the common interests based on ownership percentage (i.e., 9% to our common interest). All of the equity earnings will be allocated to our preferred interest in years in which our preferred return equals or exceeds the earnings of the Timberland Venture. To the extent of any shortfall in equity earnings (cumulative preferred return in excess of allocated equity earnings), future years’ earnings will be allocated to our preferred interest when the earnings of the Timberland Venture exceed our preferred return. At December 31, 2015, the cumulative shortfall in allocated equity earnings is $24 million. In addition to equity earnings associated with our common and preferred interests, equity earnings include the amortization of the difference between the book basis of our investment in the Timberland Venture and our share of the Timberland Venture’s net assets. Equity earnings for the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2015	2014	2013
Preferred Interest	$59	$54	$53
Common Interest	—	—	—
Amortization of Basis Difference	18	9	10
Total Equity Earnings from Timberland Venture	$77	$63	$63

Distributions from the Timberland Venture consist of the following for the years ended December 31 (in millions):

	2015	2014	2013
Preferred Interest	$56	$56	$55
Common Interest	3	1	1
Total Distributions from Timberland Venture	$59	$57	$56

As of December 31, 2015, the cumulative amount of equity earnings from the Timberland Venture reflected in consolidated Retained Earnings (Accumulated Deficit) in excess of cash distributions (i.e., undistributed equity earnings) was $51 million.

The Timberland Venture can only be liquidated with the consent of both members. However, upon the nine year anniversary of the Timberland Venture, PC Member has the right for a six-month period to cause the Timberland Venture to redeem the other member’s interest. The other Timberland Venture member has a similar redemption right for six months after the seven year anniversary (October 1, 2015 to March 31, 2016). In 2016, the Operating Partnership agreed to extend the other member's redemption right through June 30, 2016 (October 1, 2015 to June 30, 2016). Upon liquidation or redemption, the members’ interests (i.e. capital accounts) will be adjusted to reflect the fair value of the Timberland Venture’s net assets. The adjustment would first be allocated to our preferred interest if there exists an accumulated shortfall in net income attributable to our preferred interest but only to the extent that the fair value of the net assets of the Timberland Venture exceed book basis.

For the years ended December 31, 2015, 2014, and 2013, the Timberland Venture was considered a Significant Subsidiary in accordance with the financial reporting requirements of the Securities and Exchange Commission. Accordingly, the audited financial statements of the Timberland Venture are attached as an exhibit to Plum Creek’s 2015 Form 10-K filing.

PLUM CREEK 2015 FORM 10-K | 152

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16. VARIABLE INTEREST ENTITIES

Real Estate Development Ventures. MWV-Charleston Land Partners, LLC (“MWV-CLP”) (see Note 15 of the Notes to Consolidated Financial Statements) is a variable interest entity. The primary activities of MWV-CLP are the active development of residential and commercial real estate on approximately 22,000 acres ("Class A Properties") and the identification, entitlement, marketing, and selling of approximately 56,000 acres of high-value rural and development-quality lands ("Class B Properties"). MWV-CLP is managed by an affiliate of WestRock Company (formerly MeadWestvaco Corporation). MWV-CLP is financed by regular capital calls from the manager of MWV-CLP in proportion to a member’s ownership interest. If a member does not make a capital contribution, the member’s ownership interest is diluted. The Operating Partnership made an initial capital contribution of $152 million in 2013. Also, during the years 2014 to 2020, the Operating Partnership agreed to make additional capital contributions of at least $48 million in connection with its interest in Class B Properties, of which $29 million remained outstanding as of December 31, 2015. The Operating Partnership does not intend to provide any other sources of financing for MWV-CLP.

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

The carrying amount of our investment in MWV-CLP is $102 million at December 31, 2015 and $126 million at December 31, 2014 and is reported in the Consolidated Balance Sheets as Equity Investment in Real Estate Development Ventures. Our maximum exposure to loss is $102 million, our carrying amount of our investment, plus any future capital contributions we elect to contribute to MWV-CLP. At a minimum, the Operating Partnership has agreed to make capital contributions in connection with its interest in Class B Properties of $29 million over the next five years. The Operating Partnership has a 50% ownership interest in the Class B Properties, and therefore, is entitled to 50% of the earnings or losses associated with these properties. Additionally, the Operating Partnership has a 3% ownership interest in the Class A Properties in which it is generally entitled to 3% of the earnings or losses associated with these properties.

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

PLUM CREEK 2015 FORM 10-K | 153

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The carrying amount of the investment is $235 million at December 31, 2015 and $217 million at December 31, 2014, and it is reported in the Consolidated Balance Sheets as Equity Investment in Timberland Venture. Our maximum exposure to loss is $235 million, the carrying amount of the investment. Generally, losses are first allocated among the common interests based on positive capital accounts in which we hold a 9% common interest. No losses are allocated to our preferred interest ($705 million) until the common interests have absorbed losses of approximately $861 million.

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

	2015	2014	2013
Equity Earnings	$77	$63	$63
Distributions	59	57	56

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

	2015	2014	2013
Cash Distributions	$58	$58	$58

NOTE 18. SEGMENT INFORMATION

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

PLUM CREEK 2015 FORM 10-K | 154

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

Real Estate Segment. The Real Estate Segment consists of sales of higher value timberlands and non-strategic timberlands. We estimate that included in the Operating Partnership’s 6.3 million acres of timberlands are approximately 675,000 acres of higher value timberlands, which are expected to be sold and/or developed over the next fifteen years for recreational, conservation, commercial and residential purposes. Included within the 675,000 acres of higher value timberlands are approximately 500,000 acres we expect to sell for recreational uses, approximately 100,000 acres we expect to sell for conservation and approximately 75,000 acres that are identified as having development potential. The Operating Partnership has approximately 200,000 acres of non-strategic timberlands, which are expected to be sold in smaller scale transactions over the near and medium term. In addition to these 200,000 acres, the Operating Partnership may also make sales of non-strategic timberlands in larger scale transactions to commercial timberland buyers as opportunities arise. In the meantime, all of our timberlands continue to be managed productively in our business of growing and selling timber.

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

Manufacturing Segment. The Manufacturing Segment consists of two lumber mills, two plywood mills, and one medium density fiberboard (“MDF”) facility in Montana. The lumber facilities produce boards, studs, and dimension lumber and the panel facilities produce high-quality plywood and MDF panels. All of these products are targeted to domestic wood products retailers, home construction, industrial customers, and to a lesser extent, for export primarily to Canada and Mexico. Residual chips that are not used internally may be sold to regional pulp and paper manufacturers. Revenues from the Manufacturing Segment by product line were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Lumber	$65	$109	$95
Plywood	97	87	92
MDF	188	172	175
Total	$350	$368	$362

PLUM CREEK 2015 FORM 10-K | 155

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Energy and Natural Resources Segment. The Energy and Natural Resources Segment consists primarily of the net earnings derived from the Operating Partnership's non-timber natural resources, which includes overriding royalties in connection with the Operating Partnership's ownership of aggregate mineral rights. The overriding royalties are earned as the underlying aggregates are sold. These mineral rights exist at four quarries in South Carolina and four quarries in Georgia, all of which are operated by Vulcan Materials Company. The Energy and Natural Resources Segment also includes royalties from third-party lessees associated with the extraction of oil, natural gas, aggregates and other minerals, and wind leases from the lands the Operating Partnership owns. Additionally, the Energy and Natural Resources Segment includes revenues the Operating Partnership earns in connection with granting oil and gas exploration rights and communication and transportation rights of way, such as pipeline easements. Some of the Energy and Natural Resources Segment’s activities are conducted through the Operating Partnership's wholly-owned taxable REIT subsidiaries.

Other Segment. The Other Segment includes revenues and expenses associated with our business of providing timber and wood-fiber procurement services by the harvesting and selling of trees from timberlands that are not owned by the Operating Partnership. Additionally, equity earnings associated with the Operating Partnership's investment in MWV-Charleston Land Partners, LLC (see Note 15 of the Notes to Consolidated Financial Statements) are reported in the Other Segment. These activities are conducted through our wholly-owned taxable REIT subsidiaries. There were no similar activities in 2013.

PLUM CREEK 2015 FORM 10-K | 156

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tables below present information about reported segments for the years ended December 31 (in millions):

	Northern Resources(A)	Southern Resources	Real Estate(B)	Manufacturing(C)	Energy and Natural Resources(D)	Other(E)	Total(F)

2015
External Revenues	$203	$521	$318	$350	$37	$16	$1,445
Intersegment Revenues	25	—	—	—	—	—	25
Export Revenues	9	5	—	25	—	—	39
Depreciation, Depletion and Amortization	26	84	1	10	9	—	130
Basis of Real Estate Sold	—	—	148	—	—	—	148
Other Operating Gain	—	—	—	3	—	—	3
Equity Earnings	—	—	—	—	—	6	6
Operating Income	27	123	144	35	25	6	360

2014
External Revenues	$236	$531	$289	$368	$34	$18	$1,476
Intersegment Revenues	28	—	—	—	—	—	28
Export Revenues	10	9	—	28	—	—	47
Depreciation, Depletion and Amortization	28	82	1	14	8	—	133
Basis of Real Estate Sold	—	—	129	—	—	—	129
Other Operating Gain	—	—	—	11	2	—	13
Equity Earnings	—	—	—	—	—	3	3
Operating Income	44	137	133	49	25	2	390

2013
External Revenues	$234	$435	$286	$362	$23	$—	$1,340
Intersegment Revenues	26	—	—	—	—	—	26
Export Revenues	15	6	—	29	—	—	50
Depreciation, Depletion and Amortization	30	65	1	16	3	—	115
Basis of Real Estate Sold	—	—	91	—	—	—	91
Other Operating Gain	—	—	—	—	1	—	1
Equity Earnings	—	—	—	—	—	—	—
Operating Income	32	108	169	43	19	—	371

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

PLUM CREEK 2015 FORM 10-K | 157

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Operating Partnership recognized impairment losses on sales of timberlands expected to close within a twelve-month period of less than $1 million in 2015, $7 million in 2014 and $4 million in 2013. The 2014 impairment is related to the first phase of the transaction noted above which was closed in 2014 (See Note 3 of the Notes to Consolidated Financial Statements). Impairments are recognized as part of Cost of Goods Sold and reflected as part of Operating Income.

(C)
During 2014, the Operating Partnership experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2015 and 2014, the Operating Partnership recorded gains related to insurance recoveries of $3 million and $13 million, respectively. Insurance recoveries were received for costs incurred to rebuild or replace the damaged building and equipment and for business interruption costs. Both the building and equipment loss and the insurance recoveries are reported in Other Operating Gain in the Manufacturing Segment and are included in Other Operating Income (Expense), net in the Consolidated Statements of Income.

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

(E)
For segment reporting, Equity Earnings (Loss) from Real Estate Development Ventures is included in Operating Income for the Other Segment. Equity earnings of $6 million and $3 million were recorded for 2015 and 2014, respectively.

(F)	Consolidated depreciation, depletion and amortization includes unallocated corporate expense of $3 million for both 2015 and 2014 and $4 million for 2013.

A reconciliation of total segment operating income to income before income taxes is presented below for the years ended December 31 (in millions):

	2015	2014	2013
Total Segment Operating Income	$360	$390	$371
Corporate and Other Unallocated Expenses	(93)	(67)	(73)
Other Unallocated Operating Income (Expense), net	13	2	(3)
Equity Earnings from Timberland Venture	77	63	63
Interest Expense, net	(105)	(108)	(83)
Loss on Extinguishment of Debt	—	—	(4)
Income before Income Taxes	$252	$280	$271

PLUM CREEK 2015 FORM 10-K | 158

Table of Contents	PART II / ITEM 8

PLUM CREEK TIMBERLANDS, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 19. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

(In Millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2015
Revenues	$406	$302	$414	$323
Gross Profit	91	75	149	93
Operating Income (A)	61	45	115	53
Net Income Available to Common Interest Partners	42	21	100	34
2014
Revenues	$317	$356	$375	$428
Gross Profit	85	109	109	119
Operating Income (A)	57	82	91	92
Net Income Available to Common Interest Partners	30	55	61	68

(A)
During the second quarter of 2014, the Operating Partnership experienced a fire at its MDF facility and recorded a $2 million loss representing the net book value of the building and equipment damaged or destroyed by the fire. During 2015, the Operating Partnership recorded a $3 million gain related to insurance recoveries, of which $2 million and $1 million was recorded in the second and third quarters of 2015, respectively. During 2014, the Operating Partnership recorded a $13 million gain related to insurance recoveries, of which $4 million, $5 million and $4 million was recorded in the second, third, and fourth quarters of 2014, respectively. Both the building and equipment loss and the insurance recoveries are included in Other Operating Income (Expense), net in the Consolidated Statements of Income. See Note 18 of the Notes to Consolidated Financial Statements.

PLUM CREEK 2015 FORM 10-K | 159

Table of Contents	PART II / ITEM 8

Report of Independent Registered Public Accounting Firm

The Partners of
Plum Creek Timberlands, L.P.

We have audited the accompanying consolidated balance sheets of Plum Creek Timberlands, L.P. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, partnership capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Plum Creek Timberlands, L.P. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Seattle, Washington
February 18, 2016

PLUM CREEK 2015 FORM 10-K | 160

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

Plum Creek Timber Company, Inc.’s management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the framework included in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

None.

PLUM CREEK 2015 FORM 10-K | 161

Table of Contents	PART III / ITEM 10

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Name	Age	Background
Michelle Goldberg	46
Ms. Goldberg was appointed to the Board of Directors on August 4, 2015. Ms. Goldberg has been a Partner at the venture capital firm, Ignition Partners, since 2000. She specializes in consumer internet and is also an angel investor. Ms. Goldberg serves on several private company venture capital backed boards as well as not for profits. Prior to Ignition Partners, Ms. Goldberg was an investment banker specializing in mergers and acquisitions and a management consultant specializing in financial institutions.

Ms. Goldberg’s background as a venture capitalist brings the Board valuable knowledge of investment and finance. Her experience as a venture capitalist at Ignition Partners, where she spent time evaluating investment opportunities and managing deals ,provides beneficial and relevant background for our company. Ms. Goldberg has an undergraduate and graduate degree in East Asian Studies and Chinese language in addition to having spent time working in Asia.

Rick R. Holley	64
Mr. Holley was elected to the Board of Directors of the Company on July 1, 1999, the date of our conversion from a master limited partnership to a real estate investment trust, or REIT. He was appointed as the Company’s President and Chief Executive Officer on July 1, 1999, and as Chief Executive Officer on February 5, 2013. From 1989 to 1994, Mr. Holley served as chief financial officer, and from 1994 through the date of our REIT conversion, he served as a director and president and chief executive officer of the general partner of the former master limited partnership. Mr. Holley previously served on the board of directors of Avista Corporation.

Mr. Holley is one of the longest tenured chief executive officers in the timber industry, having served in his current position as the Company's Chief Executive Officer since 1994. As the Company's principal executive officer, Mr. Holley brings to the Board proven leadership skills and the unique perspective of the Company's most senior executive officer. This perspective includes a deep and broad understanding of all the Company's business lines, the Company's industry, and general business. Mr. Holley also brings valuable experience in strategic planning, finance, and managing the Company's businesses through various economic cycles.

Robin Josephs	56
Ms. Josephs was appointed to the Board of Directors of the Company in July 2003. From 2005 to 2007, Ms. Josephs was a managing director of Starwood Capital Group, a private equity firm specializing in real estate investments. From 1986 to 1996, Ms. Josephs was employed as a senior executive with Goldman Sachs, where she served in various capacities. Prior to working at Goldman Sachs, Ms. Josephs served as an analyst for Booz Allen & Hamilton, Inc., in New York from 1982 to 1984. Ms. Josephs also serves on the board of directors of iStar Financial, Inc., MFA Financial, Inc., and QuinStreet, Inc.

Ms. Josephs' background as an investment banking professional brings valuable knowledge of finance and capital markets to the Board. Her experience as a managing director of Starwood Capital Group, where she spent time evaluating and managing numerous real estate investments, also adds knowledge and expertise in this important area to the Company. Ms. Josephs' experience evaluating financial statements in her professional career, along with her experience as an audit committee member on other public company boards, qualifies her to serve as a valuable member of the Board's Audit Committee and as its designated financial expert.

PLUM CREEK 2015 FORM 10-K | 162

Table of Contents	PART III / ITEM 10

Sara Grootwassink Lewis	48
Ms. Grootwassink Lewis was appointed to the Board of Directors of the Company on November 5, 2013. In 2009, Ms. Grootwassink Lewis founded, and is the chief executive officer of, Lewis Corporate Advisors, LLC, a capital markets advisory firm. Prior to that, she was executive vice president and chief financial officer of Washington Real Estate Investment Trust Company, an equity real estate investment trust, from 2002 to 2009. Ms. Grootwassink Lewis also serves on the board of directors of PS Business Parks, Inc., Adamas Pharmaceuticals, Inc., and Sun Life Financial Inc. She was also a director of CapitalSource Inc., from 2004 until its acquisition during 2014. Ms. Grootwassink Lewis is a member of the Public Company Accounting Oversight Board Standing Advisory Group and serves on the Leadership Board of the United State Chamber of Commerce Center for Capital Markets Competitiveness.

Ms. Grootwassink Lewis’ qualifications for election to the Board include her previous executive, financial, and real estate industry experience as a senior executive of a publicly traded REIT and her background as a Chartered Financial Analyst. Ms. Grootwassink Lewis’ service on other public company boards and their audit and compensation committees also brings valuable and relevant experience to the Board and the Audit and Compensation Committee.

John G. McDonald	78
Professor McDonald was elected to the Board of Directors of the Company on July 1, 1999. Professor McDonald is a Professor of Finance at the Graduate School of Business at Stanford University, where he has been a faculty member since 1968 and where he holds the Stanford Investors Chair. Professor McDonald also serves as a director of iStar Financial, Inc. and QuinStreet, Inc. He was also a director of Varian, Inc. prior to its acquisition during 2010, of 13 mutual funds managed by Capital Research and Management Company until December 2012 and of Scholastic Corp, until September 2014.

Professor McDonald is an internationally noted finance and investment expert. His background and expertise in equity markets, investment and financial management, entrepreneurial finance, and private equity investing and asset management bring to the Board a keen understanding of the investor's perspective of the Company and its operations. Professor McDonald's experience evaluating financial statements, along with his experience as an audit committee member on other public company boards, qualifies him to serve as a valuable member and Chairman of the Board's Audit Committee.

Robert McLeod	74
Mr. McLeod was appointed to the Board of Directors in June 2004. Since 1999, Mr. McLeod has served as the chairman of the board of directors and chief executive officer of Newland Communities, a national developer of master planned communities.

As the chief executive officer of a large real estate development company, Mr. McLeod brings specific real estate experience and expertise to the Board. His experience managing and overseeing a large, complex, and geographically diverse business organization, along with his experience managing corporate issues relating to growth, strategic planning, economic downturns, and competition, is also directly relevant and valuable to the Company and the Board.

John F. Morgan Sr.	69
Mr. Morgan was appointed to the Board of Directors of the Company in October 2006. Since 2001, Mr. Morgan has owned and managed Morgan Timber, LLC, a private timberland and real estate management and development company. Since 2009, Mr. Morgan has also owned and managed South Coast Commercial, LLC, a real estate investment firm. Mr. Morgan previously held positions in general banking and public securities investment management at First Orlando Corporation (Sun Trust) from 1969 to 1972 and Citizens & Southern Corporation (Bank of America) from 1973 to 1978. He later helped found INVESCO Capital Management, a global money management firm, where he served from 1979 to 2000.

Mr. Morgan is a private timber investor and brings to the Board valuable experience and understanding of the Company's principal business. Along with his timber management background, Mr. Morgan's vast experience in the general banking industry, including his experience at INVESCO as a co-founder and member of senior management, brings to the Board a valuable and relevant background in finance and capital markets as well as experience in managing a large and complex business organization. As a former investment manager, Mr. Morgan has a keen understanding of the investor's perspective of the Company and its operations. His experience evaluating financial statements also qualifies him to serve as a valuable member of the Board's Audit Committee.

PLUM CREEK 2015 FORM 10-K | 163

Table of Contents	PART III / ITEM 10

Marc F. Racicot	67
Mr. Racicot was appointed to the Board of Directors of the Company on March 1, 2010. Mr. Racicot is an attorney and served as president and chief executive officer of the American Insurance Association from August 2005 until February 2009. Prior to that, he was an attorney at the law firm of Bracewell & Giuliani, LLP, from 2001 to 2005. He is a former Governor (1993 to 2001) and Attorney General (1989 to 1993) of the state of Montana. Mr. Racicot was appointed by President Bush to serve as the Chairman of the Republican National Committee from 2002 to 2003, and he served as Chairman of the Bush/Cheney Re-election Committee from 2003 to 2004. He presently serves on the board of directors of Avista Corporation and Massachusetts Mutual Life Insurance Company. Mr. Racicot previously served on the board of directors of Burlington Northern Santa Fe Corporation (publicly held company until 2010), Siebel Systems Inc. (publicly held company until 1995), Allied Capital Corporation (publicly held company until 2010), and The Washington Companies, a privately held company.

Mr. Racicot brings to the Board a wealth of experience in government and the practice of law. As the former Governor and Attorney General for the state of Montana, an important area of the Company's operations, Mr. Racicot adds great breadth of experience and understanding of how government and large complex business organizations interact. As an experienced lawyer, he also has valuable skill and background in the areas of regulatory and operational risk oversight. His experience as an audit committee member on other public company boards also qualifies him to serve as a valuable member of the Board's Audit Committee.

Lawrence A. Selzer	56
Mr. Selzer was appointed to the Board of Directors of the Company on February 7, 2012. Since 2001, Mr. Selzer has served as the president and chief executive officer of The Conservation Fund, one of the nation's premiere environmental non-profit organizations.

As the chief executive officer of a large conservation organization, Mr. Selzer brings to the Board valuable experience and expertise in the areas of conservation procurement, conservation finance, land acquisition and disposition, and real estate management. His experience managing and overseeing a large, complex, and geographically diverse environmental conservation organization is also directly relevant to the Company's business and valuable to the Board.

Martin A. White	73
Mr. White was appointed to the Board of Directors of the Company in July 2006. From 1998 to 2006, Mr. White served as chairman of the board and president and chief executive officer of MDU Resources Group, Inc., a diversified natural resource company that provides energy, natural resource products, and related services to both U.S. and international markets. Mr. White served as a Senior Advisor to the Tharaldson School of Business at the University of Mary from 2006 to 2012 and was a director of First Interstate BancSystem, Inc. He was also the chairman of the board of trustees at the University of Mary until May 2015. He currently serves on the board of directors of Buckeye Partners, L.P.

As the former president and chief executive officer of MDU Resources Group, Inc., Mr. White brings to the Board the perspective and experience of an executive who has directed and overseen the management of a large, complex, and geographically diverse business organization. He also has valuable experience managing corporate issues relating to growth, strategic planning, economic downturns, and competition. His keen understanding of the natural resources and extractive industry business is directly relevant to the Company's businesses, and his understanding of the energy business is also valuable to the Company as it explores opportunities in the area of alternative energy.

PLUM CREEK 2015 FORM 10-K | 164

Table of Contents	PART III / ITEM 10

Executive Officers

Executive officers are elected annually at the first quarterly meeting of the Board of Directors following the annual meeting of stockholders.

Name	Age	Office (J)	Officer Since
Rick R. Holley (A)	64	Chief Executive Officer	1989
Thomas M. Lindquist (B)	55	President and Chief Operating Officer	2001
David W. Lambert (C)	55	Senior Vice President and Chief Financial Officer	2002
James A. Kilberg (D)	59	Senior Vice President, Real Estate, Energy and Natural Resources	2003
James A. Kraft (E)	60	Senior Vice President, General Counsel and Secretary	1989
Larry D. Neilson (F)	56	Senior Vice President, Resources and Operations Support	2002
Russell S. Hagen (G)	50	Senior Vice President, Business Development	2006
Timothy E. Punke (H)	45	Senior Vice President, Corporate Affairs and Public Policy	2013
Barbara L. Crowe (I)	64	Vice President, Human Resources	1997

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

(I)	Served since April 1997 as Vice President, Human Resources.

(J)	There are no family relationships among the executive officers of the company.

PLUM CREEK 2015 FORM 10-K | 165

Table of Contents	PART III / ITEM 10

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Board, certain officers of the Company designated by the Board, and persons who hold more than 10% of the Company's common stock are subject to the reporting requirements of Section 16(a) of the Exchange Act, which require them to file reports with respect to their ownership of, and transactions in, the Company's securities and furnish to the Company copies of all such reports they file. Based upon the copies of those reports furnished to the Company, and written representations that no other reports were required to be filed, the Company believes that all reporting requirements under Section 16(a) of the Exchange Act for the year ended December 31, 2015, were met in a timely manner by such designated officers, Board members, and greater than 10% stockholders.

Code of Ethics

The Company maintains a code of ethics, the Plum Creek Code of Conduct, which applies to each director and to the principal executive officer, the principal financial officer, and the principal accounting officer, as well as to all other employees of the Company. The Plum Creek Code of Conduct, along with the governing charters of each of the Board's committees and the Company's Corporate Governance Guidelines, can be found in the “Corporate Governance” section of the Company's website accessible to the public at www.plumcreek.com. To find this section of the website, click on the “Investors” link and then the “Corporate Governance” link. The Company will post any amendments to, or waivers from, its Code of Conduct (to the extent applicable to any director or any of the Company's executive officers, including the principal executive officer, principal financial officer, or principal accounting officer) at this location on its website.

Audit Committee

The Board of Directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Current members of the Audit Committee are Ms. Josephs and Ms. Grootwassink Lewis and Messrs. McDonald (Chairman), Morgan, and Racicot. The Board of Directors has determined that each of the current members of the Audit Committee is independent in accordance with both NYSE listing standards applicable to audit committee members and Rule 10A-3(b)(1) of the Exchange Act. In addition, the Board has designated Ms. Josephs as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated by the SEC.

PLUM CREEK 2015 FORM 10-K | 166

Table of Contents	PART III / ITEM 11

ITEM 11. EXECUTIVE COMPENSATION

This section describes and analyzes the Company's compensation program for its named executive officers. The named executive officers include the Company's Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”), and the three most highly compensated executive officers, other than the CEO and CFO, who were serving as executive officers at the end of 2015 (collectively, the “Named Executive Officers” or “NEOs”).

Compensation Discussion and Analysis

This Compensation Discussion and Analysis ("CD&A") provides a detailed discussion of the compensation programs for our NEOs. In 2015, they included:

•	Rick R. Holley, Chief Executive Officer
•Thomas M. Lindquist, President and Chief Operating Officer
•David W. Lambert, Sr. Vice President and Chief Financial Officer
•James A. Kilberg, Sr. Vice President, Real Estate, Energy and Natural Resources
•Larry D. Neilson, Sr. Vice President, Resources and Operations Support

As previously discussed, Plum Creek expects to complete a merger transaction with Weyerhaeuser Company shortly after the filing of this annual report on Form 10-K, after which Plum Creek will cease to operate as a separate company. Therefore, the following discussion of our executive compensation program should be read with that context in mind.

Glossary of Terms

Following are terms frequently referenced in this CD&A:

•
“Adjusted EBITDA” means earnings from continuing operations (excluding certain equity earnings) and before interest expense (including any gains or losses from extinguishment of debt), taxes, depreciation, depletion, amortization, and basis in real estate sold.

•	“FFO” means funds from operations.

•	“RSU” means a restricted stock unit.

•	“TSR” means total stockholder return.

•	“VMA” means a value management plan award.

Summary of 2015 Pay and Performance

Plum Creek is among the largest and most geographically diverse private landowners in the nation, with approximately 6.3 million acres of timberlands in major timber producing regions of the United States as of December 31, 2015. The Company is a real estate investment trust ("REIT") that is primarily an owner and manager of timberlands as well as a producer of manufactured wood products. We evaluate all our land holdings for their highest value use, including timber production, real estate development, and other potential income sources.

We create and capture value through active and thoughtful management of our natural resources and by optimizing our timberland portfolio through strategic acquisitions and divestitures. In addition, our extensive land holdings provide significant risk reduction through geographic and species diversity. Our resource professionals are experts in forestry, wood fiber merchandising, and land management. We are also innovators in environmental stewardship and habitat conservation.

PLUM CREEK 2015 FORM 10-K | 167

Table of Contents	PART III / ITEM 11

Executive Pay Tied to Company Performance

Plum Creek recognizes and rewards its executives through compensation programs that directly link pay to performance. By providing a pay package that leverages a mix of long- and short-term incentives, we motivate our executives to generate the short-term results we need to operate the business while keeping an eye toward the longer-term strategic goals we need to succeed in the future.

For 2015 Compensation

Our annual incentive bonus is based on our performance during the year, as measured by our FFO, which we consider a meaningful financial measure to evaluate our core operating performance for the short term. Payouts under our annual incentive plan reflect that the Company achieved 101.2% of the 2015 budgeted FFO performance target of $481 million.

Earned annual bonuses are determined at year-end based on the Company's performance against the target performance goal of budgeted FFO. Target or “budgeted” FFO is presented to the Board and is approved at the first Board meeting each year in early February. The Board set the FFO target for 2015 at $481 million. Excluding approximately $8 million in costs related to the merger with Weyerhaeuser, the Company achieved $487 million, or 101.2%, of FFO for 2015. Management recommended, and the Compensation Committee agreed, that the costs necessary to achieve the merger, a value enhancing transaction for stockholders, should not be counted against the Company’s performance.

A significant portion of our long-term incentive awards is performance-based, and these awards are earned based on our TSR relative to three market indices. For our 2013 VMA, our TSR was 21.2% at the end of the three-year performance period on December 31, 2015. This performance placed the Company at approximately the 86th percentile in the Industry Peer Index, the 29th percentile in the S&P 500 Index, and the 30th percentile in the MSCI U.S. REIT Index, which translated to a payout of $61.25 (out of a maximum of $200) per VMA unit.

We also recognize that talented executives are always in demand. We therefore included an element of retention-based equity in the form of RSUs as part of our overall executive compensation package for 2015.

Say on Pay Matters

After making several changes to our executive compensation program based on feedback from stockholders in 2014, we received an 81% approval percentage on our executive compensation programs, or “Say on Pay,” at our Annual Meeting of Stockholders held on May 5, 2015.  While this result reflects approval of our programs by a clear majority of our stockholders, the Compensation Committee and management were nonetheless dissatisfied with the approval rate and were committed to exploring revisions to our compensation program to address our stockholders’ specific concerns.  However, as a result of the merger discussions with Weyerhaeuser, discussed elsewhere in this Annual Report on Form 10-K, and the attention that the Board, Compensation Committee and management devoted to that transaction, the Compensation Committee did not adopt any changes to our executive compensation programs in response to our 2015 "Say on Pay" vote results.

Severance Benefits

The Compensation Committee approved certain change in control compensation benefits for our NEOs and our other executive officers in connection with Plum Creek entering into a merger agreement with Weyerhaeuser. For a more complete discussion of these arrangements, see the disclosure under Severance and Other Termination Benefits.

Actual Compensation Earned, Vested, or Realized During 2015

The Compensation Committee targets total cash compensation (base salary plus target annual cash bonus incentive) and total direct compensation (total cash compensation plus the value of long-term incentives on the date of grant) at the 50th percentile of the market, with the opportunity to earn up to the 75th percentile for superior performance. Summarized in the table below is the compensation earned, vested, or realized for each NEO during 2015. Cash

PLUM CREEK 2015 FORM 10-K | 168

Table of Contents	PART III / ITEM 11

compensation earned during 2015 was at target levels. However, amounts earned for the value management plan awards with a three-year performance period ending on December 31, 2015, which targets $100 per unit for 55th percentile performance, were below target at $61.25 per unit based on Plum Creek’s TSR of 21.2%. Therefore, compensation earned under the plan was below the 50th percentile.

Compensation Earned, Vested, or Realized During 2015(A)	Rick Holley	Thomas Lindquist	David Lambert	James Kilberg	Larry Neilson
Salary(B)	$1,000,000	$645,000	$456,000	$403,000	$405,000
Annual Incentive Plan Award(C)	$1,166,000	$615,330	$386,688	$341,744	$343,440
Restricted Stock Units(D)	$1,400,000	$618,240	$268,800	$267,680	$239,680
Value Management Plan Award(E)	$2,327,500	$980,000	$385,875	$385,875	$385,875
Stock Options(F)	$1,286,433	$514,238	—	$59,950	$626,336

Total	$7,179,933	$3,372,808	$1,497,363	$1,458,249	$2,000,331

(A)	Excludes retirement benefits and perquisites.

(B)	Amount paid during 2015.

(C)	Amount paid in February 2016 with respect to 2015.

(D)	Represents the value of common stock acquired upon vesting of RSUs during 2015.

(E)	Amount vested during 2015 and paid in January 2016.

(F)	Value realized during 2015 in connection with the exercise of stock options.

See the Summary Compensation Table for the Year 2015 for more information, including the grant date value of equity and VMAs based on accounting values.

Pay Policies and Practices

Our pay practices keep our focus on ensuring we keep the best interests of our stockholders in mind. This means we adhere to certain best practices while avoiding certain other less favorable pay practices.

What We Do	What We Don’t Do
☑ Link executive pay to Company performance through our annual and long-term incentive plans	☒ No single-trigger change-in-control provisions for future long-term incentive awards
☑ Balance among short- and long-term incentives, cash and equity, and fixed and variable pay	☒ No executive employment agreements
☑ Compare executive compensation and Company performance with relevant peer group companies	☒ No hedging or pledging by executives or directors of equity holdings
☑ Require executives to meet minimum stock ownership requirements	☒ No repricings of underwater stock options
☑ Maintain a compensation clawback policy to recapture unearned incentive pay	☒ No tax gross-ups
☑ Include pay caps on bonuses ☑ Provide only limited perquisites	☒ No aspect of the pay policies or practices poses a material adverse risk to the Company

Performance and Compensation Peer Groups

To retain, motivate, and attract executives with the experience and skills necessary to lead the Company and deliver strong performance to our stockholders, we are committed to providing competitive total annual compensation opportunities. We target our base salaries to the middle (50th percentile) of the market, which we consider to be represented by the range of pay that is plus or minus 10% of the 50th percentile. We also target our total cash compensation (base salary plus target annual cash bonus incentive) and total direct compensation (total cash compensation plus the value of long-term incentives on the date of grant) to the middle (50th percentile) of the market. For superior Company performance, we target the 75th percentile for total cash and total direct compensation. Total cash and total direct compensation earned by the executives may vary from the 50th percentile based on actual

PLUM CREEK 2015 FORM 10-K | 169

Table of Contents	PART III / ITEM 11

performance. The actual value of the long-term incentive compensation of each NEO as compared with market is dependent upon the Company's future performance.

The Compensation Committee's practice is to consider comparative market data every other year in setting total cash compensation and total direct compensation. The Compensation Committee believes this approach better reflects a longer view of overall compensation trends. Willis Towers Watson (“Towers Watson”) conducted a comparative market compensation analysis for the Compensation Committee in October of 2014 for 2015 pay decisions, and throughout 2015 provided general advice and counsel to the Compensation Committee.

Since Plum Creek is structured as a REIT yet also engages in a diversity of businesses in competition with companies that are not REITs, there is not one peer group that is singularly appropriate to use in comparing our performance or in setting executive compensation. Thus, we consider data from a variety of peer groups and data sources in making pay and performance comparisons: (i) forest product companies, (ii) REIT companies, and (iii) a subset of S&P 500 Index companies with revenues from $1 billion to $3 billion.

•	A forest products peer group is appropriate because we compete with other companies that have private timber inventories and sell manufactured forest products to retail and industrial markets.

•
We compare our pay and performance to a REIT peer group because we are organized and operate as a REIT and thus pay out high dividend levels to our stockholders and compete for capital against other REITs.

•	As an S&P 500 company, it is appropriate to compare our pay and performance to S&P 500 Index companies of similar size to the Company.

We believe it is appropriate to use these three different peer groups because of the uniqueness of our combined industry and structure.

PLUM CREEK 2015 FORM 10-K | 170

Table of Contents	PART III / ITEM 11

Peer Groups for Measuring Value Management Plan Performance

The following table lists the three separate peer groups against which we will measure the Company's relative TSR performance under our 2015 value management plan grants: (i) a custom peer group of operational competitors in the forest products industry, (ii) all MSCI U.S. REIT Index companies, and (iii) all S&P 500 Index companies. For the 2015 value management award grants, MeadWestvaco, Universal Forest Products and St. Joe were eliminated from the Forest Products Peer Group performance goal, and WestRock Company (formerly Rock-Tenn Company) and Packaging Corp. were added to the performance goal. These changes were made primarily to better match Plum Creek with its industry peer group in terms of business fit and market capitalization. As discussed under Severance and Other Termination Benefits, the performance period for the 2015 and the 2014 value management award grants will end upon the consummation of Plum Creek’s merger with Weyerhaeuser.

Forest Products Peer Group	REIT Peer Group	S&P 500 Peer Group
Deltic Timber	A total of 139 companies that comprise the MSCI U.S. REIT Index	A total of 500 companies that comprise the S&P 500 Index
International Paper
Louisiana-Pacific
Packaging Corp.
Potlatch
Rayonier
WestRock Company
Weyerhaeuser

Peer Groups for Benchmarking Executive Compensation

The following table lists companies that were used for the comparative market compensation analysis that was performed by Towers Watson in October of 2014 and on which the Committee relied in making 2015 pay decisions.

Forest Products Peer Group	REIT Peer Group	S&P 500 Peer Group
Louisiana-Pacific	NAREIT Salary Survey (for SVP, Real Estate, Energy and Natural Resources only)
A total of 71 companies with revenues between $1 billion and $3 billion included in the S&P 500 Index (see Exhibit 99.2 of this Annual Report on Form 10-K for a listing of the 71 companies we have used to benchmark compensation).

MeadWestvaco
Potlatch
Rayonier
St. Joe
Universal Forest Products Weyerhaeuser

Pay Mix and Performance-Based Compensation

Our executive compensation program emphasizes pay for performance, and a substantial portion of NEO compensation is performance-based. Stockholder returns, along with corporate performance, both short- and long-term, determine the largest portion of executive pay. The compensation package for our NEOs includes a number of components that are designed to align individual compensation with the short- and long-term performance of the Company:

•
Annual incentive awards are earned based on achievement of a financial cash flow target: FFO (generally defined as net income plus non-cash charges for depletion, depreciation and amortization, and the cost basis for lands sold).

•
There are two components of our long-term incentive program: RSUs and VMAs. Compensation from these components is tied either to growth in our stock price or to relative TSR. These components are described in more detail under Our Executive Compensation Program, below.

For all our NEOs, over 70% of their direct compensation varies based on Company performance (including the value of RSUs), and for our CEO, at least 80% of his compensation varies based on Company performance (including the value of RSUs).

PLUM CREEK 2015 FORM 10-K | 171

Table of Contents	PART III / ITEM 11

Of the two components of our long-term incentive program, approximately 30% of the value is in the form of equity - RSUs - the value of which is dependent upon the performance of our stock price. The remaining 70% provides a cash and/or stock payout - VMAs - based on our TSR performance relative to the performance of the forest products, REIT, and S&P 500 industry groups previously described.

In addition to base salary and annual and long-term incentives, we offer competitive benefit programs, including health and welfare, a 401(k) savings plan, and a defined benefit pension and supplemental benefit pension. We offer our NEOs only a small number of perquisites, as described in more detail below.

Our Executive Compensation Program

The basic elements of our 2015 executive compensation program are summarized in the following table. A more detailed discussion of each element follows the table.

Element	Characteristics	Purpose
Base Salary	Fixed element of compensation. All employees are eligible for annual base salary increases.	Provides market competitiveness of pay package commensurate with each position's role and responsibilities.
Annual Incentive Plan Awards	Performance-based cash incentive. Amount earned depends on meeting a specified Company performance goal (FFO target). Compensation Committee retains discretion to adjust actual award.
Rewards achievement of target levels of financial performance, as measured by an FFO performance goal, over the short term. Potential for lesser or greater amounts motivates participants to achieve superior financial performance.

Long-Term Incentive Plan Awards:	Performance-based incentives. Amounts earned/realized depend upon changes in stock price and TSR relative to peer groups. Compensation Committee retains discretion to adjust size of grants.	Recognizes and rewards individual's contributions to the performance of the Company, future expectations, and the value of the individual to the organization through differentiated grant levels.
• Restricted Stock Unit Awards	• RSUs vest 25% per year beginning one year after the date of grant and provide shares of common stock upon lapse of award restrictions.	• Provides retention incentive through service-based vesting conditions.
• Value Management Plan Awards	• Performance-based vesting conditions based on TSR relative to each of the peer groups.	• Rewards superior TSR through performance-based vesting conditions.
Executive Benefits and Perquisites	Includes an annual physical, tax and financial planning advice, and matching contributions to the Thrift and Profit Sharing Plan.	Provides market-competitive pay package designed to attract and retain talented executives.
Retirement Income Benefits	Retirement income is a function of base salary, earned annual incentive awards, and years of service with the Company.	Supports market competitiveness of pay package and provides retention incentive since benefit is affected by years of service and cash compensation (base salary plus annual bonus).

Base Salary

NEO base salaries are commensurate with the services they provide to the Company and provide a fixed and liquid portion of total direct compensation. We set base salaries consistent with prevailing market practices to represent approximately 15% to 25% of total direct compensation. We target our base salaries to the middle (50th percentile) of the market, which we consider to be represented by the range of pay that is plus or minus 10% of the 50th percentile. For 2015, the base salaries of our NEOs ranged from 5% below the median of the market to 15% above the market median. In setting base salary levels, we consider individual experience, contributions, and responsibilities as well as market median pay levels among individuals in comparable positions within the forest products and general industries, as noted above under Performance and Compensation Peer Groups. We also consider market median pay levels in the real estate industry in setting the base salary of our SVP, Real Estate, Energy and Natural Resources.

Base salary adjustments are made in connection with the NEOs’ annual performance reviews. The CEO reviews each NEO's annual performance and makes salary recommendations based on merit to the Compensation Committee. The Committee reviews and discusses these recommendations and makes appropriate changes.

To determine the CEO’s base salary increase, the Compensation Committee reviews annual performance evaluations completed by each member of the Board of Directors and compiled by the Chair of the Compensation Committee.

PLUM CREEK 2015 FORM 10-K | 172

Table of Contents	PART III / ITEM 11

Annual Incentive Plan Awards

NEOs and other employees of the Company are eligible to receive a cash bonus based upon the Company’s financial performance. The Compensation Committee believes this element of compensation is important to focus management efforts and provide rewards for the achievement of annual financial results that are aligned with creating value for our stockholders. The table below shows the threshold, target, and maximum bonus opportunities under the annual incentive plan, represented as a percentage of base salary at corresponding levels of actual financial performance relative to target performance. Bonus awards are paid on a sliding scale for performance between threshold and target and for performance between target and maximum.

Bonus Opportunities and Actual Bonuses as a Percentage of Base Salary
Named Executive Officer	<80% of Financial Goal Achieved	80% of Financial Goal Achieved	100% of Financial Goal Achieved “Target”	120% of Financial Goal Achieved	Actual Bonus Awarded
Rick R. Holley	No bonus paid	55% of salary	110% of salary	220% of salary	117% of salary
Thomas M. Lindquist	No bonus paid	45% of salary	90% of salary	180% of salary	95% of salary
David W. Lambert	No bonus paid	40% of salary	80% of salary	160% of salary	85% of salary
James A. Kilberg	No bonus paid	40% of salary	80% of salary	160% of salary	85% of salary
Larry D. Neilson	No bonus paid	40% of salary	80% of salary	160% of salary	85% of salary

Earned annual bonuses are determined at year-end based on the Company's performance against the target performance goal of budgeted FFO.

Why We Use Funds From Operations, or FFO
We use FFO as a performance goal for our short-term cash incentive plan because it is an objective measure of cash flow generated by our business and is a commonly used measure of cash-flow generation. We define FFO for a given fiscal period as net income excluding non-cash expenses for depletion, depreciation and amortization, and basis of real estate sold.
Using FFO as a performance measure is particularly relevant to our business because it focuses executives on generating cash flow from our operating activities that can be used for capital allocation, including capital expenditures, dividends, share repurchases, and debt reductions. Creating stockholder value through disciplined capital allocation is the strategic priority of the Company. FFO generation provides resources necessary to create stockholder value through capital allocation.
Additionally, FFO focuses executives on actual cash-flow generation rather than accounting earnings. Operating decisions can more readily amplify accounting earnings than they can FFO; thus, FFO provides a more objective cash-flow based measure of the performance of our business.

Target or “budgeted” FFO is presented to the Board and is approved at the first Board meeting each year in early February. The FFO target for 2015 was set by the Board at $481 million. After excluding approximately $8 million in costs related to the merger with Weyerhaeuser, the Company achieved $487 million in FFO for 2015, or 101.2% of the budgeted performance target. Management recommended, and the Compensation Committee agreed, that the costs necessary to achieve the merger, a value enhancing transaction for stockholders, should not be counted against the Company’s performance.

Annual Incentive Plan Performance FFO Targets and Actual FFO Performance for 2015
Performance Measure	Threshold	Target	Maximum	Actual	Percentage Achievement
Funds from operations (FFO) in millions	$385	$481	$577	$487	101.2%

The Compensation Committee retains sole discretion to adjust awards under the annual incentive plan up or down, depending upon particular circumstances. This allows the Compensation Committee the flexibility to reward management decisions that are in the Company's best long-term interests even if those decisions compromise short-term performance. Conversely, the Compensation Committee can reduce awards for results predicated upon operating decisions that were not contemplated by the Board when the annual FFO goal was set.

PLUM CREEK 2015 FORM 10-K | 173

Table of Contents	PART III / ITEM 11

Long-Term Incentive Plan Awards

Strong reliance on compensation that is performance-based or vests over time aligns the interests of our management team with those of our stockholders. At any given point in time, members of our management team have a significant amount of potential compensation in the form of unvested or outstanding long-term incentive awards, all of which could decrease in value if they do not manage the business toward the long term. Overall, this element of the Company's compensation program serves as a powerful retention tool while also reducing risk that management would act to increase short-term value at the cost of the Company's long-term interests.

When the Compensation Committee makes individual determinations with respect to the type and amount of each long-term incentive award, it considers market data every other year (as previously discussed) as well as the past performance and the Committee's future expectations of each NEO.

Long-term incentive plan award potential represents approximately 50% to 70% of our NEOs' total direct compensation. NEOs receive annual grants of RSUs and VMAs. The total value of these awards is designed to be weighted approximately 30% in the form of RSUs and 70% in the form of VMAs. In establishing this mix between the two long-term incentive awards, the Compensation Committee seeks to maintain its goal of tying compensation directly to Company performance while at the same time providing competitive compensation opportunities. VMA payout for performance at the high end, when coupled with the value of RSU grants, is expected to result in overall compensation that is attractive to our NEOs relative to that available at our competitors. VMA payout for performance at the low end of the range, when coupled with the value of RSU grants, is expected to result in overall compensation that is less than that available at our competitors if they are more successful than we are over a given performance period.

For more information regarding RSUs and VMAs, refer to the Part II, Item 8, Notes to Consolidated Financial Statements - Note 14 Share-Based Compensation Plans of this Annual Report on Form 10-K.

Restricted Stock Unit Awards. RSUs provide recipients with shares of common stock upon lapse of the award restrictions. Typically, RSUs vest 25% per year beginning one year after the date of grant. The recipients of the RSUs are entitled to receive cash payments during the restricted period equal to any dividends declared and paid on the Company's common stock.

Value Management Plan Awards. VMAs are performance-based awards that result in cash and/or stock payments to participants based on the Company's three-year TSR relative to that of the previously identified peer groups.

Why We Use Total Stockholder Return, or TSR

TSR is a straightforward measure of our performance that takes into account two objectively determinable performance variables: stock price appreciation and dividends paid to stockholders over a given period. We use TSR in our value management plan as the metric for our performance goal, which measures our relative TSR performance over a three-year period against that of three weighted peer groups: 50% S&P 500 Index, 25% forest product companies, and 25% MSCI U.S. REIT Index.

We believe TSR is the most appropriate performance metric for our long-term incentive plan primarily because it is objectively determinable and most clearly reflects management’s delivery of stockholder value over a given performance period. Although TSR may not always reflect the Company’s true operating performance over the short-term, we believe that in the long run, TSR provides a good measure of management’s performance in delivering stockholder value and a particularly relevant measure because it most closely aligns executive pay and Company performance.

“Target” payout of $100 per plan unit occurs only if our relative performance against each of the three peer group indices is above the market median and reaches the 55th percentile. The value of each plan unit is zero if relative TSR is at or below the 25th percentile for each of the peer groups and has a maximum value of $200 per plan unit if the Company's TSR is at or above the 85th percentile for each of the peer groups, in each case, as set forth in the table and graphic below. Awards are paid on a sliding scale for performance between the 25th and 85th percentiles. Our value management plan performance goal is more rigorous than typical market practice for relative performance plans. Similar long-term relative performance plans commonly provide for monetary payout for performance at the 25th

PLUM CREEK 2015 FORM 10-K | 174

Table of Contents	PART III / ITEM 11

percentile (while Plum Creek’s plan pays $0 for 25th percentile performance), and such plans also commonly achieve target performance and payout at the 50th percentile (while Plum Creek’s plan achieves target performance and payout at the 55th percentile).

Three-Year Relative TSR Versus Peer Group Companies
	S&P 500 Index Companies	Forest Products Companies	MSCI U.S. REIT Index Companies	Value Management Plan Award Value
Peer Group Weighting	50%	25%	25%
Threshold	25th percentile	25th percentile	25th percentile	$0
Target	55th percentile	55th percentile	55th percentile	$100
Maximum	85th percentile	85th percentile	85th percentile	$200
Actual Performance/Award for 2013-2015	29th percentile	86th percentile	30th percentile	$61.25
The following graphic shows VMA payouts at various levels of performance based on three-year relative TSR.

VMAs granted in 2011, which vested in 2013, resulted in a fairly low payout of $35.20 per unit out of a maximum $200 per unit. VMAs granted in 2012, which vested in 2014, also resulted in a low payout of $2.83 per unit out of a maximum $200 per unit. VMAs granted in 2013, which vested in 2015, resulted in a payout of $61.25 per unit out of a maximum of $200 per unit. Each of these payouts was below the plan’s target of $100 per unit because the Company must achieve above-market TSR at the 55th percentile to achieve target payout. These recent payout amounts demonstrate that awards under this plan contain rigorous performance goals and pay out at target only if the Company's TSR is higher than more than half of its peer group companies.

As discussed under Severance and Other Termination Benefits, the performance of the VMAs granted in 2014 and 2015 will be determined immediately upon consummation of Plum Creek’s merger with Weyerhaeuser based on the greater of target ($100 per unit) or actual performance.

Stock Options. The Company no longer grants stock options as part of the long-term incentive program; however, there remain outstanding stock option awards from prior-year grants. We discontinued granting stock options in 2012.

Executive Benefits and Perquisites

Perquisites. The Company provides limited perquisites to NEOs. Perquisites vary by position but generally include costs for monthly parking, financial planning and tax preparation, and an annual physical. The total value of these

PLUM CREEK 2015 FORM 10-K | 175

Table of Contents	PART III / ITEM 11

benefits (to the extent they exceed $10,000 per year, per employee) is disclosed in the column titled All Other Compensation of the Summary Compensation Table for the Year 2015 . We provide these perquisites because similar perquisites are provided by many of the companies with whom we compete for executive talent and are, therefore, beneficial for recruitment and retention.

Deferred Compensation Plan. Prior to 2010, executives were eligible to defer base salary, annual cash incentive bonus, or VMA payments (cash or stock). Participants invested previously deferred compensation in the same mutual funds available to participants in the 401(k) plan, with earnings based on mutual fund performance. Executives no longer have the option to defer compensation.

Retirement Income Benefits

Thrift and Profit Sharing Plan (401(k) Plan). The Company offers a Thrift and Profit Sharing Plan to all employees to encourage them to save a portion of their cash compensation for retirement in a tax-efficient manner. The plan provides a Company match of up to 6% of employee base salary (up to the IRS annual limit), depending on the Company's performance.

Qualified Pension Plan. The Plum Creek Pension Plan is a tax-qualified and noncontributory defined benefit plan that covers substantially all employees. NEOs accrue benefits under this plan unless restricted based on IRS limitations.

Supplemental Plans. The Supplemental Benefits Plan and Supplemental Pension Plan (the “Supplemental Plans") provide benefits to the NEOs to make up for benefits lost under the Plum Creek Pension Plan due to IRS limitations. The benefits are based on the gross amount of salary and incentive bonuses but exclude all other forms of compensation.

The Company believes that the Plum Creek Pension Plan and the Supplemental Plans are an important part of our NEOs' compensation program, serving an important role in the retention of our senior executives as well as helping them plan accordingly for eventual retirement. As discussed below under Severance and Other Termination Benefits, certain of our NEOs and executive officers will receive enhancements to their pension benefits in connection with Plum Creek’s merger with Weyerhaeuser. For a complete discussion about our various pension plan benefit formulas and valuations, see the disclosure set forth under Pension Benefits as of December 31, 2015. For a complete discussion of the pension benefit enhancements that could occur in connection with Plum Creek’s merger with Weyerhaeuser, see the disclosure set forth under Termination Payments.

Severance and Other Termination Benefits

Under the 2012 Stock Incentive Plan, if an NEO is terminated by the Company within one year following a change in control for any reason other than cause, or if an NEO resigns for good reason within one year following a change in control (a “Qualified Termination”), all restrictions applicable to any RSUs lapse. For VMAs granted prior to 2015, the greater of target or actual performance is deemed achieved upon a change in control and is paid in cash to the NEO within 10 business days of the change in control. In 2015, in response to stockholder concerns, we discontinued single-trigger change-in-control provisions for future awards under the value management plan. Beginning with the VMAs granted in 2015, the foregoing change-in-control payout provisions for VMAs are not triggered unless there is a change in control and there is a Qualified Termination.

The completion of Plum Creek’s merger with Weyerhaeuser will constitute a change-in-control under the terms of the long-term incentive awards held by our NEOs. For each Plum Creek RSU held by our NEOs, they will receive 1.6 Weyerhaeuser RSUs on substantially the same terms and conditions as their Plum Creek RSUs, and vesting of these RSUs will accelerate for NEOs who experience a Qualified Termination. In addition, the performance of the 2014 and 2015 VMA plans against their respective performance goals, will be determined on the date that the merger is completed based on the greater of actual or target performance ($100 per unit) on that date. The payout of the 2014 VMA, which is governed by a single trigger change-in-control provision, will be made to each NEO within 10 days following the merger. The payout of the 2015 VMA, which is governed by a double trigger change-in-control provision, will be made within 10 days after an NEO experiences a Qualified Termination or shortly after the end of the 2015 VMA performance period on December 31, 2017, whichever occurs first. For a description of the treatment of our outstanding equity-based awards in connection with the merger with Weyerhaeuser, see the disclosure set forth under "Weyerhaeuser Proposal 1 and Plum Creek Proposal 1: The Issuance of Weyerhaeuser Shares and the Adoption of the Merger Agreement - Financial Interests of Plum Creek Directors and Officers in the Merger - Change in Control Agreements"

PLUM CREEK 2015 FORM 10-K | 176

Table of Contents	PART III / ITEM 11

in the Registration Statement on Form S-4, Registration No. 333-208465, filed December 10, 2015, which disclosure is incorporated herein by reference.

The Compensation Committee approved certain additional change-in-control compensation benefits for our NEOs that are contingent upon a change in control, such as the merger with Weyerhaeuser, and an NEO's termination of employment by the company without cause or by the NEO for good reason, in either case, within 24 months following such change in control. These benefits include cash payments equal to three times the NEO’s current salary and target annual bonus, a prorated portion of the NEO's target annual bonus for the year in which termination occurs, enhanced pension benefits under the applicable Supplemental Plan and certain health and welfare perquisites relating to health insurance coverage and outplacement services. The Compensation Committee approved these benefits because it believes such arrangements are normal and customary in the context of a merger transaction such as that currently contemplated with Weyerhaeuser. The Compensation Committee also believes that, by providing transitional employment support, these benefits encourage senior management to maintain an objective, balanced and stockholder-focused approach in evaluating and pursuing corporate opportunities that involve a change-in-control.

For a more complete description of the NEO’s severance arrangements, see the disclosure set forth under Termination Payments. See also the disclosure set forth under "Weyerhaeuser Proposal 1 and Plum Creek Proposal 1: The Issuance of Weyerhaeuser Shares and the Adoption of the Merger Agreement - Financial Interests of Plum Creek Directors and Officers in the Merger - Change in Control Agreements" in the Registration Statement on Form S-4, Registration No. 333-208465, filed December 10, 2015, which disclosure is incorporated herein by reference.

Death and Disability. Under the 2012 Stock Incentive Plan, all restrictions on RSUs lapse upon an NEO's death or disability. In the case of VMAs, the greater of target or actual performance is deemed achieved upon the NEO's death or disability and a prorated portion of the cash value of each VMA unit based on the NEO's number of full months of active service during the performance period is paid to the NEO or to the NEO's estate in cash within a reasonable period of time.

Risk Management Implications of Compensation Policies and Practices

The Compensation Committee has conducted a risk assessment of the Company's compensation program and concluded that no aspect of the program was reasonably likely to have a material adverse impact on the Company. While a significant portion of executive compensation is performance-based, the Compensation Committee does not believe that the Company’s executive compensation program creates any unusual or unnecessary risks to the Company or its stockholders. As previously discussed, a significant portion of NEO pay is composed of long-term incentive compensation, which by its nature provides a disincentive to our executives to make decisions that are favorable for short-term performance but that compromise long-term stockholder value.

Three compensation policies also help reduce the overall risk to long-term stockholder value for the sake of short-term performance: stock ownership guidelines for directors and executive officers, a compensation “clawback” policy, and our policy against hedging or pledging the risk of Plum Creek stock ownership.

PLUM CREEK 2015 FORM 10-K | 177

Table of Contents	PART III / ITEM 11

Stock Ownership Guidelines

All executive officers and directors are required to hold a sufficient amount of stock to ensure that a change in our stock performance affects directors and executives as it affects all stockholders. Executive officers who do not meet or exceed these guidelines must take one-half of any future VMA payment in stock until they meet the guidelines. Currently, all of our NEOs meet or exceed these guidelines.

Named Executive Officers	Stock Ownership Target as a Multiple of Salary	In Compliance Yes/No
Rick R. Holley, Chief Executive Officer	5 x	Yes
Thomas M. Lindquist, President and Chief Operating Officer	4 x	Yes
David W. Lambert, Sr. Vice President and Chief Financial Officer	2 x	Yes
James A. Kilberg, Sr. Vice President, Real Estate, Energy and Natural Resources	2 x	Yes
Larry D. Neilson, Sr. Vice President, Resources and Operations Support	2 x	Yes

Clawback Policy

To further reduce the incentives to seek short-term gains at the expense of long-term stockholder value, the Compensation Committee adopted a clawback policy that allows the Company to seek reimbursement of incentive compensation paid, or gains realized upon the sale of stock or exercise of stock options, if such payments or gains were predicated upon financial results that were fraudulent or subject to material negative restatement and the executive officer engaged in fraud or knowingly violated SEC rules or Company policy that caused such restatement.

Prohibition on Hedging and Pledging Transactions

The Company maintains a policy that prohibits executive officers and directors, directly or indirectly, from entering into any financial transaction with the underlying intent of hedging against the risk of a fall in the price or value of Plum Creek stock. In addition, the policy prohibits executive officers and directors, directly or indirectly, from using or allowing to be used any Plum Creek stock in which such officer or director has an interest as security or collateral for any obligation of such person owing to any other person. The foregoing prohibition includes, but is not limited to, the use of stock as collateral to secure obligations in a margin stock trading account or pursuant to the terms of personal debt.

Use of certain hedging, monetization, and pledging transactions could help an executive officer or director achieve investment liquidity or diversify his or her equity holdings and thereby limit his or her downside risk in holding Plum Creek stock. However, such transactions would also be inconsistent with the intent of our stock ownership guidelines to align the interests of our executive officers and directors with those of our stockholders. Moreover, any forced sale of pledged Plum Creek stock (e.g., where the holder of the securities fails to meet a margin call) may pose legal and reputational risks to Plum Creek and to the holder of such securities.

Risk Mitigation

Annual Incentive Plan. Our annual incentive plan, a cash bonus plan that rewards employees for performance over a one-year period, could provide incentive to make decisions that are good for the short term but may not be in the Company's long-term best interests. However, the following factors reduce this risk:

•
Short-term incentives awarded under the annual incentive plan comprise only about 30% of total direct compensation for executive officers who are able to materially impact Company performance, while long-term incentives in the form of VMAs comprise approximately 50% of CEO and COO total pay and close to 40% of total pay for the other NEOs.

•
Annual incentive plan awards for executive officers are tied to the performance of the entire Company. However, an executive's award can be adjusted downward by 15% if individual or business unit goals are not met.

PLUM CREEK 2015 FORM 10-K | 178

Table of Contents	PART III / ITEM 11

•	The Company could seek reimbursement under our clawback policy for an improper incentive award payment.

•
The Compensation Committee retains sole discretion to adjust awards under the annual incentive plan up or down, depending upon particular circumstances. This allows the Compensation Committee the flexibility to reward management decisions that are in the Company's best long-term interests even if those decisions compromise short-term performance under the plan. Conversely, the Compensation Committee can reduce awards for results predicated upon decisions that may not be in the Company's best long-term interests.

Together, these factors balance the benefits of short-term incentives (offering market-competitive compensation packages that can attract and retain the management talent needed to effectively lead the Company) against the risk of encouraging actions that are designed to achieve short-term improvements in Company performance at the expense of the Company’s long-term value goals.

Restricted Stock Unit Awards. Employees forfeit all outstanding RSUs when they leave the Company, and the Company does not require that shares of stock, whether acquired from vested RSUs or otherwise, be held for any specific period of time after employment. This could create incentive for employees to act in a way that artificially inflates the share price of our stock immediately prior to their termination or retirement from the Company. However, our clawback policy (described above) could require an executive officer to forfeit to the Company improperly realized gains from the sale of stock.

Value Management Plan Awards. Employees forfeit their outstanding VMAs when they leave the Company. With no remaining interest in the plan, this could create incentive for employees who intend to leave after completion of a plan performance period to positively influence short-term Company performance to maximize their award payout. However, as with all elements of our incentive compensation program, our clawback policy (described above) could require forfeiture of an improper payment of an award to an executive officer. Moreover, since the Company's share price at the end of the performance period for one value management plan award sets the starting point for the performance goal of the next grant, making annual grants of these awards reduces incentive for continuing employees to create short-term improvements in share value that cannot be sustained.

Stock Options. Stock options are valuable to the holder only to the extent that the prevailing market price of our stock exceeds the exercise price of the option. This could create incentive for management decisions that temporarily inflate the share price of our stock at the expense of long-term value. To partially address this issue, the Company could seek reimbursement under our clawback policy (described above) for improper gains from exercised options realized by an executive officer. Another risk associated with stock options is that, generally, employees cannot hold them after leaving the Company. With a few specific exceptions, employees must exercise their vested stock options within 30 calendar days of their termination of employment. Coupled with the fact that the Company does not require employees to hold stock (acquired from any source) for any period of time past their employment, this could create incentive to artificially increase the share price of our stock immediately prior to termination or retirement from the Company. To partially reduce this risk, the Compensation Committee extended the exercise period from 30 days to three years for employees who retire from the Company with at least 10 years of service and are at least 55 years old. Furthermore, the clawback policy (described above) applies to former as well as current executive officers so that the Company could seek reimbursement of improper gains.

Compensation Decisions

When making compensation decisions, the Compensation Committee considers each NEO's experience, skill transferability, and readiness to assume a more significant role either within the Company or with another organization. We strive to create a compensation program that will be perceived, internally and externally, as fair and equitable. We periodically conduct analyses of market pay levels and consider each NEO's experience and impact on the organization. Ultimately, the Compensation Committee exercises its judgment in determining the relative value and pay equity among our NEOs.

The Compensation Committee approves all compensation for the NEOs. While recognizing that the Compensation Committee has sole discretion for making NEO pay decisions, the independent members of the Board of Directors review the Compensation Committee's decisions during the Board's executive session and decide whether to approve and ratify those decisions.

PLUM CREEK 2015 FORM 10-K | 179

Table of Contents	PART III / ITEM 11

The CEO plays a significant role in the compensation process for NEOs, other than himself, by:

•	Evaluating each NEO's annual performance against set performance criteria.

•	Attending Compensation Committee meetings and explaining each NEO's performance.

•	Recommending NEO compensation, including base salary, annual incentives, and long-term incentive awards.

The Compensation Committee determines the CEO’s compensation during its executive session, and the independent directors of the full Board then approve and ratify the Compensation Committee’s decisions. Mr. Holley makes no recommendations regarding any element of his own compensation.

To make informed decisions, the Compensation Committee reviews several documents and analyses, including but not limited to:

•	Competitive compensation analyses for each NEO prepared by Towers Watson, the Committee’s independent compensation consultant.

•
Tally sheets for the NEOs that include current compensation opportunities, the value of retirement benefits, and perquisites, as well as a three-year history of amounts earned under cash and long-term incentive programs. In addition, the summary provides a current view of accrued but unearned compensation as well as potential payments that would be received on various termination events.

•	The CEO's performance assessment for each of the NEOs and other executives for which the Compensation Committee approves compensation.

•	The Board of Director's performance assessment for the CEO as reviewed and compiled by the Chairman of the Compensation Committee.

Compensation Consultant. Towers Watson is an independent consultant and reports directly to the Compensation Committee. The Compensation Committee has concluded that there are no conflicts of interest raised by Towers Watson providing consulting services to the Compensation Committee based on written communications from, and discussions with, Towers Watson, along with a review by the Compensation Committee's legal counsel of responses to questionnaires completed by members of the Board and senior management. For 2015, those services included conducting a comparative market study in October of 2014 and also providing general counsel and advice to the Compensation Committee about emerging trends and best practices in executive compensation throughout 2015 to assist the Compensation Committee in making 2015 pay decisions.

PLUM CREEK 2015 FORM 10-K | 180

Table of Contents	PART III / ITEM 11

Compensation Tables

The following abbreviations are sometimes used in the tables presented in this section:

•	"AIP" means annual incentive plan.

•	"RSUs" means restricted stock units.

•	"VMAs" means value management plan awards.

Summary Compensation Table for the Year 2015

The following table sets forth a summary of compensation for the NEOs. Information for years ended December 31 2015, December 31, 2014, and December 31, 2013, are included. Annual compensation amounts are on an accrual basis and include amounts deferred at the NEO's election.

Name and Principal Position	Year	Salary ($)	Bonus ($)(A)	Stock Awards ($)(B)	Option Awards ($)(C)	Non-Equity Incentive Plan Compensation ($)(D)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(E)	All Other Compensation ($)(F)	Total ($)
Rick R. Holley Chief Executive Officer	2015	$1,000,000	$79,750	$6,258,975	—	$1,086,250	$829,201	$55,708	$9,309,884
	2014	$978,500	—	$5,042,000	—	$1,216,276	$2,510,699	$108,483	$9,855,958
	2013	$950,000	$135,850	$5,879,220	—	$1,159,950	—	$36,237	$8,161,257
Thomas M. Lindquist President and Chief Operating Officer	2015	$645,000	$42,086	$2,871,765	—	$573,244	$248,046	$42,647	$4,422,788
	2014	$625,000	—	$2,268,900	—	$635,625	$635,320	$36,688	$4,201,533
	2013	$600,000	$70,200	$2,516,000	—	$599,400	$171,513	$26,318	$3,983,431
David W. Lambert Sr. Vice President and Chief Financial Officer	2015	$456,000	$26,448	$1,178,160	—	$360,240	$345,732	$15,900	$2,382,480
	2014	$443,000	—	$882,350	—	$400,472	$885,253	$15,600	$2,626,675
	2013	$430,000	$44,720	$990,675	—	$381,840	$161,371	$15,300	$2,023,906
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	2015	$403,000	$23,374	$1,030,890	—	$318,370	$72,737	$15,900	$1,864,271
	2014	$392,000	—	$831,938	—	$354,368	$97,349	$15,600	$1,691,255
	2013	$380,000	$39,520	$990,675	—	$337,440	$145,027	$15,300	$1,907,962
Larry D. Neilson Sr. Vice President, Resources and Operations Support	2015	$405,000	$23,490	$1,030,890	—	$319,950	$56,458	$15,900	$1,851,688
	2014	$392,000	—	$831,938	—	$354,368	$92,252	$28,378	$1,698,936
	2013	$380,000	$39,520	$990,675	—	$337,440	$155,043	$15,300	$1,917,978

(A)
Bonus — these amounts reflect the discretionary portion of the annual incentive plan cash bonus. No discretionary amounts were paid for 2014 under the Annual Incentive Plan. For more information about the Annual Incentive Plan for 2015, refer to the section Annual Incentives Earned for 2015 Performance. The non-discretionary portion of the Annual Incentive Plan cash bonus is reported in the Non-Equity Incentive Plan Compensation column to the Summary Compensation Table for the Year 2015. See also footnote (D) below.

(B)
Stock Awards — these amounts do not reflect actual value realized by the recipient. In accordance with SEC rules, amounts in this column represent the grant date fair value, calculated in accordance with Accounting Standards Codification (ASC) Topic 718, of RSUs and VMAs. The RSU grant date fair values were $44.80 for 2015, $42.03 for 2014, and $48.14 for 2013. The grant date fair value for each VMA was $102.47 for 2015, $84.02 for 2014, and $109.11 for 2013. For more information regarding outstanding awards held by the Named Executive Officers, refer to Outstanding Equity Awards at Fiscal Year-Ended December 31, 2015. For more information regarding these awards and the calculation of their fair value, refer to the Company's disclosure in Part II, Item 8, Notes to Consolidated Financial Statements - Note 14 Share-Based Compensation Plans.

(C)
Option Awards — no stock options have been granted since 2011. For more information regarding outstanding awards held by the Named Executive Officers, refer to Outstanding Equity Awards at Fiscal Year-Ended December 31, 2015. For more information regarding these awards, refer to the Company's disclosure in Part II, Item 8, Notes to Consolidated Financial Statements - Note 14 Share-Based Compensation Plans.

PLUM CREEK 2015 FORM 10-K | 181

Table of Contents	PART III / ITEM 11

(D)
Non-Equity Incentive Plan Compensation — represents the non-discretionary portion of the cash awards earned under the annual incentive plan. See also footnote (A) above. For more information regarding the annual incentive plan for the Named Executive Officers, refer to the Compensation Discussion and Analysis.

(E)
Change in Pension Value and Nonqualified Deferred Compensation Earnings — represents the aggregate change in the actuarial present value of each officer's accumulated benefit under the Plum Creek Pension Plans. For 2013, the actuarial present value change of Mr. Holley's accumulated pension benefit was a decrease of $969,927, which amount is not reflected in the table in accordance with SEC disclosure rules. For more information regarding retirement benefits for the Named Executive Officers, refer to the discussion under Retirement Income Benefits. There were no above-market or preferential earnings on deferred compensation for any Named Executive Officer.

(F)
All Other Compensation — represents the value of certain benefits and perquisites provided to the Named Executive Officers. Amounts reported for each Named Executive Officer include $15,900 for 2015, $15,600 for 2014, and $15,300 for 2013 representing Company matching contributions to the Plum Creek Qualified Thrift and Profit Sharing Plan. Compensation reported for Mr. Holley in 2015 includes amounts for parking and professional tax preparation fees, and $29,639 for the personal use of the corporate airplane. Compensation reported for Mr. Lindquist in 2015 includes amounts for medical examinations, professional tax preparation fees, and parking. The cost for these benefits and perquisites was calculated based on the direct and indirect incremental costs to the Company for such benefits during the year.

Grants of Plan-Based Awards During 2015

The following table supplements the Summary Compensation Table for the Year 2015 and lists both annual and long-term incentive awards made during 2015 to each Named Executive Officer.

Annual incentive awards are made under the terms of the annual incentive plan. Amounts shown for annual incentive plan awards under the column titled Estimated Future Payouts Under Non-Equity Incentive Plan Awards represent payments the Named Executive Officer could have received under the annual incentive plan depending on Company performance for 2015. The annual incentive plan awards actually earned for 2015 (and paid in February 2016) are reported in the Summary Compensation Table for the Year 2015 under the columns titled Non-Equity Incentive Plan Compensation and Bonus.

RSUs and VMAs are granted under the 2012 Stock Plan. Amounts shown for VMAs under the column titled Estimated Future Payouts Under Equity Incentive Plan Awards represent payments the Named Executive Officer could receive depending on Company performance at the end of the three-year performance period on December 31, 2017. Amounts shown for RSUs under the column titled All Other Stock Awards represent the number of RSUs granted to the Named Executive Officer. Amounts shown under the column titled Grant Date Fair Value of Stock Awards represent the fair value, calculated in accordance with ASC Topic 718, of the RSUs and VMAs on the date that those awards were granted to the Named Executive Officer.

For a discussion of the material terms of these incentive awards, refer to Our Executive Compensation Program, included previously in Item 11. For an explanation of the amount of each element of compensation relative to total compensation, refer to Pay Mix and Performance-Based Compensation under Item 11.

PLUM CREEK 2015 FORM 10-K | 182

Table of Contents	PART III / ITEM 11

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(A)			Estimated Future Payouts Under Equity Incentive Plan Awards(B)			All Other Stock Awards: Number of Shares of Stock or Units (#)(C)	Grant Date Fair Value of Stock Awards ($)(D)
Name	Grant Date	Plan Award	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Rick R. Holley Chief Executive Officer	No Grant Date	AIP	$550,000	$1,100,000	$2,200,000	—	—	—	—	—
	February 3, 2015	RSUs	—	—	—	—	—	—	42,500	$1,904,000
	February 3, 2015	VMAs	—	—	—	—	$4,250,000	$8,500,000	—	$4,354,975
Thomas M. Lindquist President and Chief Operating Officer	No Grant Date	AIP	$290,250	$580,500	$1,161,000	—	—	—	—	—
	February 3, 2015	RSUs	—	—	—	—	—	—	19,500	$873,600
	February 3, 2015	VMAs	—	—	—	—	$1,950,000	$3,900,000	—	$1,998,165
David W. Lambert Sr. Vice President and Chief Financial Officer	No Grant Date	AIP	$182,400	$364,800	$729,600	—	—	—	—	—
	February 3, 2015	RSUs	—	—	—	—	—	—	8,000	$358,400
	February 3, 2015	VMAs	—	—	—	—	$800,000	$1,600,000	—	$819,760
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	No Grant Date	AIP	$161,200	$322,400	$644,800	—	—	—	—	—
	February 3, 2015	RSUs	—	—	—	—	—	—	7,000	$313,600
	February 3, 2015	VMAs	—	—	—	—	$700,000	$1,400,000	—	$717,290
Larry D. Neilson Sr. Vice President, Resources and Operations Support	No Grant Date	AIP	$162,000	$324,000	$648,000	—	—	—	—	—
	February 3, 2015	RSUs	—	—	—	—	—	—	7,000	$313,600
	February 3, 2015	VMAs	—	—	—	—	$700,000	$1,400,000	—	$717,290

(A)
Estimated Future Payouts Under Non-Equity Incentive Plan Awards — represents the value of potential payments under the annual incentive plan to each of the Named Executive Officers based on 2015 performance. For more information regarding the Annual Incentive Plan and Threshold, Target, and Maximum plan payouts, refer to Our Executive Compensation Program.

(B)
Estimated Future Payouts Under Equity Incentive Plan Awards — Threshold, Target, and Maximum values disclosed for VMAs represent the dollar value of potential payments to each of the Named Executive Officers based upon performance over the period 2015 through 2017 and continued service through 2017. Earned VMAs may be paid in stock at the executive's election or if the executive is not in compliance with the Company's stock ownership guidelines. For more information regarding these awards and plan payouts, refer to Our Executive Compensation Program and the Company's disclosure in Part II, Item 8, Notes to the Consolidated Financial Statements - Note 14 Share-Based Compensation Plans.

(C)
All Other Stock Awards: Number of Shares of Stock or Units — represents the number of shares of the Company stock that will be earned by each of the Named Executive Officers upon satisfaction of the vesting conditions associated with the grant of RSUs. For more information regarding these awards, refer to Our Executive Compensation Program and the Company's disclosure in Part II, Item 8, Notes to the Consolidated Financial Statements - Note 14 Share-Based Compensation Plans.

(D)
Grant Date Fair Value of Stock Awards — represents the respective grant date fair value, calculated in accordance with ASC Topic 718, of the RSUs and VMAs granted to the Named Executive Officers in 2015. For more information regarding these awards, refer to the Company's disclosure in Part II, Item 8, Notes to the Consolidated Financial Statements - Note 14 Share-Based Compensation Plans.

PLUM CREEK 2015 FORM 10-K | 183

Table of Contents	PART III / ITEM 11

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2015

The following table presents information for all outstanding equity awards held by the Named Executive Officers as of December 31, 2015. Outstanding equity awards consist of stock options reported under the table heading Option Awards and value management plan awards and restricted stock units reported under the table heading Stock Awards. Option Awards information includes the number of shares of common stock underlying vested stock options, along with the exercise price and expiration date associated with each grant of stock options. All outstanding options were fully vested as of December 31, 2015. Stock Awards information includes the number of outstanding restricted stock units and value management plan awards and the market value or estimated payout value of each as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(A)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(B)		Market Value of Shares or Units of Stock That Have Not Vested ($)(C)	Equity Incentive Plan Awards, Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)(D)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(E)
Rick R. Holley Chief Executive Officer	2011 Options	140,000	2011 Options	—	$41.55	February 7, 2021	2015 RSUs	42,500	$2,028,100	2015 VMA	42,500	$8,500,000
	2010 Options	140,000	2010 Options	—	$35.22	February 8, 2020	2014 RSUs	30,000	$1,431,600	2014 VMA	40,000	$4,000,000
	2009 Options	140,000	2009 Options	—	$33.75	February 9, 2019	2013 RSUs	18,000	$858,960
	2008 Options	140,000	2008 Options	—	$42.98	February 4, 2018	2012 RSUs	7,750	$369,830
	2007 Options	100,000	2007 Options	—	$40.42	February 5, 2017
Thomas M. Lindquist President and Chief Operating Officer	—	—	—	—	—	—	2015 RSUs	19,500	$930,540	2015 VMA	19,500	$3,900,000
							2014 RSUs	13,500	$644,220	2014 VMA	18,000	$1,800,000
							2013 RSUs	8,000	$381,760
							2012 RSUs	3,425	$163,441
David W. Lambert Sr. Vice President and Chief Financial Officer	2011 Options	30,000	2011 Options	—	$41.55	February 7, 2021	2015 RSUs	8,000	$381,760	2015 VMA	8,000	$1,600,000
	2010 Options	25,000	2010 Options	—	$35.22	February 8, 2020	2014 RSUs	5,250	$250,530	2014 VMA	7,000	$700,000
							2013 RSUs	3,150	$150,318
							2012 RSUs	1,550	$73,966
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	—	—	—	—	—	—	2015 RSUs	7,000	$334,040	2015 VMA	7,000	$1,400,000
							2014 RSUs	5,250	$250,530	2014 VMA	6,400	$640,000
							2013 RSUs	3,150	$150,318
							2012 RSUs	1,525	$72,773
Larry D. Neilson Sr. Vice President, Resources and Operations Support	2011 Options	16,000	2011 Options	—	$41.55	February 7, 2021	2015 RSUs	7,000	$334,040	2015 VMA	7,000	$1,400,000
	2010 Options	4,000	2010 Options	—	$35.22	February 8, 2020	2014 RSUs	5,250	$250,530	2014 VMA	6,400	$640,000
							2013 RSUs	3,150	$150,318
							2012 RSUs	1,150	$54,878

(A)
Represents stock options held by each of the Named Executive Officers. The stock options vest 25% per year over four years, beginning one year after the grant date, and expire 10 years from the grant date.

(B)
Represents RSUs held by each of the Named Executive Officers. Awards were granted on May 8, 2012, February 4, 2013, February 3, 2014, and February 3, 2015, and each award vests 25% per year over four years on February 3 of each year of the vesting period.

(C)	Represents the market value of unvested stock awards based on a price of $47.72, the closing stock price of the Company's common stock on December 31, 2015.

(D)
Represents 2014 and 2015 VMAs. The three-year performance period for the 2014 and 2015 VMAs ends on December 31, 2016, and 2017, respectively. VMAs vest at the end of their respective performance periods.

(E)
Represents the estimated value of the 2014 and 2015 VMAs as of December 31, 2015. Amounts shown are estimates calculated in accordance with SEC disclosure rules. The estimated value of the VMAs is the product of: (i) the

PLUM CREEK 2015 FORM 10-K | 184

Table of Contents	PART III / ITEM 11

number of VMA units outstanding, multiplied by (ii) the deemed unit value of the VMAs. For the 2014 VMAs, the deemed value is $100 per unit as of December 31, 2015, because actual performance as of that date exceeds "threshold" performance, but is less than "target" performance. For the 2015 VMAs, the deemed value is $200 per unit as of December 31, 2015, because actual performance as of that date exceeds “target” performance.

Option Exercises and Stock Vested During 2015

The following table presents information about equity awards granted in previous years that were either exercised or vested, as the case may be, during 2015. Information under the heading Option Awards pertains to the exercise of stock options by Named Executive Officers during 2015. Information under the heading Stock Awards pertains to value management plan awards and restricted stock units that vested during 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) (A)		Value Realized on Vesting ($) (B)
Rick R. Holley Chief Executive Officer	90,000	$1,286,433	VMAs	48,774	$2,327,500
			RSUs	31,250	$1,400,000
			TOTAL	80,024	$3,727,500
Thomas M. Lindquist President and Chief Operating Officer	52,500	$514,238	VMAs	20,536	$980,000
			RSUs	13,800	$618,240
			TOTAL	34,336	$1,598,240
David W. Lambert Sr. Vice President and Chief Financial Officer	—	—	VMAs	8,086	$385,875
			RSUs	6,000	$268,800
			TOTAL	14,086	$654,675
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	11,000	$59,950	VMAs	8,086	$385,875
			RSUs	5,975	$267,680
			TOTAL	14,061	$653,555
Larry D. Neilson Sr. Vice President, Resources and Operations Support	58,000	$626,336	VMAs	8,086	$385,875
			RSUs	5,350	$239,680
			TOTAL	13,436	$625,555

(A)
Represents the value of stock awards in 2015 expressed in shares of the Company's common stock (VMAs are generally settled in cash). Amounts for VMAs are equal to the quotient of: (i) the payout value of the 2013 VMA units that vested on December 31, 2015, divided by (ii) $47.72, the closing price of the Company's common stock on December 31, 2015. Amounts for RSUs represent the number of shares of the Company's common stock acquired upon vesting.

(B)
Represents the value of stock awards vested in 2015. The VMA units vested during 2015 are based on the cash value of units earned for the performance period ending December 31, 2015. The value of the RSUs vested during 2015 is based on the stock price on the vesting date of $44.80.

Pension Benefits as of December 31, 2015

The Company maintains three pension plans: the Supplemental Benefits Plan, the Supplemental Pension Plan, and the Plum Creek Pension Plan. Only the Plum Creek Pension Plan is a tax-qualified defined benefit plan under the Internal Revenue Code (“IRC”). Officers whose earnings exceed IRC limitations for tax-qualified plans accrue benefits under either the Supplemental Benefits Plan or the Supplemental Pension Plan that they otherwise would have earned but lost because of such limitations. Some officers are prevented from participating in the qualified plan altogether because of IRC rules limiting the percentage of plan benefits that can accrue to the officers of the Company. The Board designates the officers who participate in the Supplemental Benefits Plan. All officers of the Company who are not designated to participate in the Supplemental Benefits Plan participate in the Plum Creek Pension Plan and Plum Creek Supplemental Pension Plan.

PLUM CREEK 2015 FORM 10-K | 185

Table of Contents	PART III / ITEM 11

Each plan provides a pension benefit that is based upon either a cash balance formula or a final average pay formula, or both. For those eligible to accrue benefits under each formula, upon a termination of service to the Company, they will receive the greater of the two benefit amounts. Under the cash balance formula, age-weighted pay credits are allocated to a hypothetical account for the participant. The pay credits range is from 4% to 6% of earnings (gross salary and annual incentive cash bonus). Amounts in the hypothetical account are allocated interest credits tied to the 30-year Treasury interest rate. The benefit amount under the final average pay formula is equal to: (i) 1.1% of the highest five-consecutive-year average earnings (gross salary and annual incentive cash bonus) over the 10 years prior to termination from the Company, plus 0.5% of the highest five-consecutive-year average earnings over the previous 10 years in excess of one-third of the Old Age Survivors and Disability Insurance taxable wage base in effect during the year of termination, multiplied by (ii) the number of years of total credited service at the Company, up to a maximum of 30 years. Unless otherwise specified by the Board, officers who joined the Company after September 1, 2000, accrue benefits under the cash balance plan. Officers in the Supplemental Benefits Plan accrue benefits under the final average pay formula. Officers in the Supplemental Pension Plan who joined the Company prior to September 1, 2000, accrue benefits under each formula and, upon a termination of service to the Company, will receive the greater of the two benefit amounts. Benefits for Mr. Lindquist are calculated according to the final average pay formula. Benefits for Mr. Lambert are calculated according to both the final average pay and the cash balance formulas, and he will receive the greater of the two benefit amounts upon a termination of service to the Company. Mr. Kilberg's and Mr. Neilson's benefits are each based on the cash balance formula.

Under the Plum Creek Pension Plan and the Supplemental Pension Plan, a participant becomes eligible for early retirement at age 55 with 10 years of service. Before early retirement age, the benefit is significantly reduced under each plan. Under each plan, the accrued benefit is reduced by 5% for each year the participant's actual retirement date precedes age 62 up to a 25% total benefit reduction at age 57. Thereafter, the benefit is reduced by an additional 7% at age 56, 6% at age 55, and 17% at age 54. For the Supplemental Benefits Plan, the benefit is reduced by 2% for each year the participant's actual retirement date precedes the date the participant would have attained age 65 or the date the participant could have retired after attaining age 60 with 30 years of credited service, if earlier, up to a 20% total benefit reduction at age 55. At age 54, the benefit is reduced by an additional 35%. Given these total benefit reduction factors, the early retirement benefits earned under these plans substantially increase once the participant reaches at least age 55 with 10 years of service to the Company. Early retirement does not affect benefits accrued under the cash balance formula. Mr. Lindquist and Mr. Lambert became eligible for early retirement benefits in 2015. Mr. Kilberg and Mr. Neilson are not eligible for early retirement benefits because their benefits are based on the cash balance formula.

In addition to the foregoing benefit reductions, benefits accrued under the Plum Creek Pension Plan, and any benefits paid from any predecessor pension plans, reduce on a dollar-for-dollar basis the benefits payable from either the Supplemental Benefits Plan or the Supplemental Pension Plan. Payments from predecessor plans for Mr. Holley and Mr. Lambert are $100,000 and $20,000, respectively.

All benefits under the Supplemental Benefits Plan and Supplemental Pension Plan are paid in the form of a lump sum payable six months following the participant's date of termination. Under the Plum Creek Pension Plan, participants may elect to have benefits paid either in the form of an annuity or in the form of a lump sum payment payable any time between the first of the month following termination and age 65. For non-cash balance formula plan participants, lump sum payments are calculated based on the 30-year Treasury interest rate in effect during the year the participant terminates. For benefits as of December 31, 2015, lump sum amounts are determined in part on an assumed discount rate of 3.03%, compared with 3.04% as of December 31, 2014 and 3.80% as of December 31, 2013. As the assumed discount rate decreases, the present value of the assumed lump sum benefit for Messrs. Holley, Lindquist, and Lambert increases.

In lieu of the benefit described above, an alternative benefit is payable to Mr. Holley upon reaching age 55. Mr. Holley turned 55 during 2007. This annual benefit, payable in the form of a lump sum six months following his date of termination, equals 50% of his highest five-consecutive-year average earnings out of the last 10 years. This percentage increases 2% for each year Mr. Holley continues employment with the Company beyond age 55. As of December 31, 2015, he is eligible for an annual benefit equal to 67.67% of his highest five-consecutive-year average earnings out of the last 10 years. This benefit is reduced by the $100,000 payment described above and by Mr. Holley's estimated primary Social Security benefit.

PLUM CREEK 2015 FORM 10-K | 186

Table of Contents	PART III / ITEM 11

The company entered into change in control agreements with each NEO in conjunction with the Weyerhaeuser merger that were approved by the Plum Creek board on November 6, 2015, in connection with its approval of the merger and the merger agreement.  The change in control agreements provide in part that accrued benefits under the Plum Creek Pension Plan, the Supplemental Pension Plan, and the Supplemental Benefits Plan shall vest in full and be computed assuming three additional years of credited service upon a change in control.  See Termination Payments at December 31, 2015 under this item for the additional pension benefits that would have accrued to each of the NEOs had there been a change in control on December 31, 2015.
The following table presents information about each Named Executive Officer's pension benefits.

Name	Plan Name	Number of Years Credited Service (#)(A)	Present Value of Accumulated Benefits ($)(B)	Payments During Last Fiscal Year ($)
Rick R. Holley Chief Executive Officer	Supplemental Benefits Plan	33	$20,548,428	—
Thomas M. Lindquist President and Chief Operating Officer	Supplemental Benefits Plan	14	$2,562,736	—
David W. Lambert Sr. Vice President and Chief Financial Officer	Supplemental Pension Plan	27	$3,237,599	—
	Plum Creek Pension Plan	27	$786,763	—
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	Supplemental Pension Plan	13	$595,651	—
	Plum Creek Pension Plan	13	$258,512	—
Larry D. Neilson Sr. Vice President, Resources and Operations Support	Supplemental Pension Plan	13	$540,762	—
	Plum Creek Pension Plan	13	$240,983	—

(A)
Represents the number of years of credited service under the Plum Creek Pension Plan (a tax-qualified plan), the Supplemental Pension Plan, and the Supplemental Benefits Plan, as applicable. As discussed under Pension Benefits as of December 31, 2015, some officers have accrued benefits under more than one plan because of earnings exceeding IRC limitations for tax-qualified plans.

(B)
Represents the present value of accumulated benefits assuming retirement at the earliest age at which unreduced benefits could be paid. The reported amounts are based in part on an assumed retirement age of 65 for all participants except for Messrs. Holley and Lambert, for whom reported amounts assumed a retirement age of 64 for Mr. Holley and age 62 for Mr. Lambert. For a complete discussion of the other assumptions used in computing the amounts in Present Value of Accumulated Benefits, see the Company's disclosure in Part II, Item 8, Notes to the Consolidated Financial Statements - Note 13 Employee Pension and Retirement Plans.

Nonqualified Deferred Compensation for 2015

Prior to 2010, the NEOs and other executive officers had the opportunity to defer a portion of their compensation under the terms of the Plum Creek Timber Company, Inc. Deferral Plan (“Deferral Plan”). Executive officers (including the NEOs) no longer have the option to defer compensation. Amounts previously deferred will continue to be deferred until the participant terminates his or her service with the Company. Under the terms of the Deferral Plan, each NEO could choose to defer receipt of all or any portion of his or her base salary, annual cash incentive bonus under the annual incentive plan, or payouts in cash or stock of value management plan awards. No other form of compensation could be deferred under the Deferral Plan. Previously deferred amounts earn a market investment rate of return that varies with the NEO's specific choice of investment among those investments offered by the Deferral Plan administrator. Participants are able to invest in the same mutual funds that are available to participants in our Thrift and Profit Sharing Plan.

At the time a deferral election was made, participants made a distribution election among the following choices: lump sum payment following termination of service with the Company, five annual payments following termination of service with the Company, or 10 annual payments following termination of service with the Company. Payments will be made, or in the case of annuities will begin, in January of the year following termination of service for all terminations occurring between January 1 and June 30. Payments will be made or will begin in July of the year following termination of service for all terminations occurring between July 1 and December 31. Under the terms of the Deferral Plan, participants may not modify their distribution elections.

PLUM CREEK 2015 FORM 10-K | 187

Table of Contents	PART III / ITEM 11

The following table presents information about compensation that was previously deferred by the Named Executive Officers.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(A)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(B)
Rick R. Holley Chief Executive Officer	—	—	—	—	—
Thomas M. Lindquist President and Chief Operating Officer	—	—	$4,935	—	$1,668,104
David W. Lambert Sr. Vice President and Chief Financial Officer	—	—	—	—	—
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	—	—	—	—	—
Larry D. Neilson Sr. Vice President, Resources and Operations Support	—	—	—	—	—

(A)
Represents investment earnings or losses on deferred compensation. These earnings represent a market-based rate of return based on the investment elections made by the NEO and have not been reported in the Summary Compensation Table.

(B)
Represents the balance of all deferred compensation by the NEO through December 31, 2015, including earnings on such deferred amounts. Amounts deferred prior to 2015 totaling $958,400 were reported in previous years in the summary compensation tables of the Company's proxy statements.

Termination Payments at December 31, 2015

The NEOs are entitled to termination and/or change-in-control payments under the following agreements and in connection with the following events:

•	Change-In-Control Agreements: Termination payments in connection with a qualified termination

•	The 2012 Stock Plan: Payments in connection with death or disability

•	The 2012 Stock Plan: Payments in connection with a change-in-control

Change in Control Agreements

The Company entered into change in control agreements with each NEO in conjunction with the Weyerhaeuser merger that were approved by the Plum Creek board on November 6, 2015, in connection with its approval of the merger and the merger agreement. The change in control agreements provide that, in connection with an NEO’s termination of employment without cause or by the NEO for “good reason” within 24 months following a change in control (referred to as a “qualifying termination”), the NEO shall receive the following severance pay and benefits:

•	lump sum payment equal to three times the highest rate of annualized base salary in effect at any time up to and including the termination date;

•
lump sum payment equal to three times target annual bonus established for the bonus plan year in which the termination date occurs (or, if higher, the target annual bonus established for the bonus plan year in which the change in control occurs);

•	lump sum payment of pro-rated target annual bonus for the bonus plan year in which termination occurs;

•	lump sum payment of $75,000 for replacement health and welfare coverage;

•	reimbursement of up to $20,000 in costs for outplacement services incurred within the two-year period after the termination date;

•	full vesting of benefits under supplemental retirement plans in which the NEO participates, calculated assuming employment continued following the termination date for three additional years; and

PLUM CREEK 2015 FORM 10-K | 188

Table of Contents	PART III / ITEM 11

•	full vesting of unvested stock options and restricted stock units and vesting at the greater of target or actual performance for all outstanding VMA grants.
The severance payments and benefits above are subject to a release of claims and restrictive covenant agreement, including a confidentiality covenant, two-year non-solicitation covenant and two-year non-competition covenant. If the NEO violates any of these covenants, the NEO would (1) forfeit rights to any unpaid amounts under the change in control agreement and (2) be required to repay Plum Creek (or any successor) an amount equal to the economic value of the severance payments and benefits already provided to the executive.
For purposes of the change in control agreements, “good reason” means, with respect to the applicable NEO: (1) a material reduction in his authority, duties or responsibilities existing immediately prior to the change in control; (2) a required relocation of 50 miles or more within two years following a change in control; (3) a material reduction of his base salary as in effect immediately prior to the change in control; (4) a material reduction in the benefits coverage in the aggregate provided immediately prior to the change in control (unless his overall benefits coverage is substantially consistent with the average level of benefits coverage provided to similarly situated employees of the acquiror); (5) a material reduction in his level of participation, including target-level opportunities, in any short- and/or long-term incentive compensation plans in which he participates as of the effective date of the change in control agreement, or a material increase in the relative difficulty of the measures used to determine the payouts under such plans (unless substantially consistent with the level of participation or difficulty of the measures applicable to similarly situated employees of the acquiror); or (6) the failure to obtain a satisfactory agreement from any successor to Plum Creek to assume and agree to perform the change in control agreement.
Change in Control and Termination of Service. The amounts listed below assume a change in control and qualified termination occurs on December 31, 2015.

Name	Cash(1)	Equity(2)	Pension(3)	Perquisites/Benefits(4)	Total
Rick R. Holley Chief Executive Officer	$6,300,000	$16,678,490	$1,880,000	$95,000	$24,953,490
Thomas M. Lindquist President and Chief Operating Officer	$3,676,500	$7,585,961	$1,210,000	$95,000	$12,567,461
David W. Lambert Sr. Vice President and Chief Financial Officer	$2,462,400	$3,060,574	$1,700,000	$95,000	$7,317,974
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	$2,176,200	$2,763,661	$240,000	$95,000	$5,274,861
Larry D. Neilson Sr. Vice President, Resources and Operations Support	$2,187,000	$2,745,766	$230,000	$95,000	$5,257,766

1.
Cash. Represents a lump sum payment by Plum Creek (or its successor) equal to three times the sum of (a) highest rate of annualized base salary in effect at any time up to and including the termination date, plus (b) target annual bonus established for the bonus plan year in which the termination date occurs. Amounts do not include a lump sum payment by Plum Creek (or its successor) in an amount equal to the pro-rated target annual bonus for the bonus plan year in which termination occurs because the termination is deemed to occur on the last day of the company’s fiscal year. These amounts are calculated as follows:

PLUM CREEK 2015 FORM 10-K | 189

Table of Contents	PART III / ITEM 11

Name	Base Salary Multiple	Target Bonus Multiple	Pro Rata Bonus	Value of All Cash Payments
Rick R. Holley Chief Executive Officer	$3,000,000	$3,300,000	$—	$6,300,000
Thomas M. Lindquist President and Chief Operating Officer	$1,935,000	$1,741,500	$—	$3,676,500
David W. Lambert Sr. Vice President and Chief Financial Officer	$1,368,000	$1,094,400	$—	$2,462,400
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	$1,209,000	$967,200	$—	$2,176,200
Larry D. Neilson Sr. Vice President, Resources and Operations Support	$1,215,000	$972,000	$—	$2,187,000

2.	Equity. Represents the value of the Plum Creek RSUs and Plum Creek VMAs, vesting on an accelerated basis, calculated as follows:

Name	Value of RSUs(A)	Value of Pre-2015 VMAs(B)	Value of Post-2014 VMAs(C)	Value of All Equity Awards
Rick R. Holley Chief Executive Officer	$4,688,490	$4,000,000	$7,990,000	$16,678,490
Thomas M. Lindquist President and Chief Operating Officer	$2,119,961	$1,800,000	$3,666,000	$7,585,961
David W. Lambert Sr. Vice President and Chief Financial Officer	$856,574	$700,000	$1,504,000	$3,060,574
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	$807,661	$640,000	$1,316,000	$2,763,661
Larry D. Neilson Sr. Vice President, Resources and Operations Support	$789,766	$640,000	$1,316,000	$2,745,766

(A)
RSUs. Represents the value of shares where vesting would accelerate in connection with a qualifying termination following a change-in-control, calculated at a per share value of $47.72, (Plum Creek’s closing stock price on December 31, 2015) multiplied by the number of shares of Plum Creek common stock subject to the RSUs awarded.

(B)
Pre-2015 VMAs. Represents the cash value of the outstanding Pre-2015 VMAs where vesting would accelerate with a change-in-control, calculated assuming achievement of the performance goals at target level ($100 per VMA unit), multiplied by the number of Pre-2015 VMA units awarded.

(C)
Post-2014 VMAs. Represents the cash value of the Post-2014 VMAs where vesting would accelerate with a qualified termination following a change-in-control, calculated assuming achievement of the performance goals at estimated actual performance ($188 per VMA unit), multiplied by the number of Post-2014 VMA units awarded to the named executive officer.

3.
Pension. Represents the value of three additional years of vesting of benefits under the Plum Creek supplemental retirement plan in which each NEO participates. Messrs. Holley and Lindquist participate in the Plum Creek Supplemental Benefits Plan - Pension (referred to as the “Supplemental Benefits Plan”). Messrs. Lambert, Kilberg and Neilson participate in the Plum Creek Timber Company, L.P. Key Employee Supplemental Pension Plan (referred to as the “Supplemental Pension Plan”). Vested amounts under the Supplemental Benefits Plan and Supplemental Pension Plan are paid by Plum Creek (or its successor) in a lump sum within a reasonable time after the date that is six months after the NEO’s termination date, and in no event later than

PLUM CREEK 2015 FORM 10-K | 190

Table of Contents	PART III / ITEM 11

two and one-half months after the end of the calendar year which contains the six-month anniversary of the named executive officer’s termination date. For each named executive officer, the amount listed above is calculated as follows:

Name	Supplemental Benefits Plan	Supplemental Pension Plan	Value of All Pension
Rick R. Holley Chief Executive Officer	$1,880,000	$—	$1,880,000
Thomas M. Lindquist President and Chief Operating Officer	$1,210,000	$—	$1,210,000
David W. Lambert Sr. Vice President and Chief Financial Officer	$—	$1,700,000	$1,700,000
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	$—	$240,000	$240,000
Larry D. Neilson Sr. Vice President, Resources and Operations Support	$—	$230,000	$230,000

4.
Perquisites/Benefits. Represents (a) a lump sum cash payment by Plum Creek (or its successor) for replacement health and welfare coverage and (b) reimbursement by Plum Creek (or its successor) for the cost of outplacement services incurred by the named executive officer within the two-year period after the termination date, calculated as follows:

Name	Health & Welfare Payments	Outplacement Services	Value of All Perquisites/Benefits
Rick R. Holley Chief Executive Officer	$75,000	$20,000	$95,000
Thomas M. Lindquist President and Chief Operating Officer	$75,000	$20,000	$95,000
David W. Lambert Sr. Vice President and Chief Financial Officer	$75,000	$20,000	$95,000
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	$75,000	$20,000	$95,000
Larry D. Neilson Sr. Vice President, Resources and Operations Support	$75,000	$20,000	$95,000

PLUM CREEK 2015 FORM 10-K | 191

Table of Contents	PART III / ITEM 11

The 2012 Stock Plan - Death and Disability. Under the 2012 Stock Plan, all unvested stock options become fully vested and exercisable and all restrictions on shares of restricted stock units lapse, upon an NEO’s death or disability. Furthermore, upon the death or disability of an NEO, all outstanding VMAs are deemed to vest at the greater of target or actual performance and the NEO is entitled to a pro rata amount (based on the number of months elapsed with respect to each performance period) which is paid in cash. The following table presents information about cash payments and the cash value of accelerated vesting that would be payable to, or realized, by reason of death or total disability of the NEO.

Name	Value of RSUs(A)	Value of Pre-2015 VMAs(B)	Value of Post-2014 VMAs(C)	Value of All Equity Awards
Rick R. Holley Chief Executive Officer	$4,688,490	$2,666,667	$2,663,333	$10,018,490
Thomas M. Lindquist President and Chief Operating Officer	$2,119,961	$1,200,000	$1,222,000	$4,541,961
David W. Lambert Sr. Vice President and Chief Financial Officer	$856,574	$466,667	$501,333	$1,824,574
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	$807,661	$426,667	$438,666	$1,672,994
Larry D. Neilson Sr. Vice President, Resources and Operations Support	$789,766	$426,667	$438,666	$1,655,099

(A)
RSUs. Represents the value of shares where vesting would accelerate upon an NEO’s death or disability, calculated at a per share value of $47.72 (Plum Creek’s closing stock price on December 31, 2015), multiplied by the number of shares of Plum Creek common stock subject to the RSU’s awarded.

(B)
Pre-2015 VMAs. Represents the cash value of outstanding Pre-2015 VMAs where vesting would accelerate upon an NEO’s death or disability, calculated assuming achievement of performance goals at target level ($100 per VMA Unit), multiplied by the number of Pre-2015 VMA units awarded, and prorated based on the number of months elapsed with respect to the performance period.

(C)
Post-2014 VMAs. Represents the cash value of the Post-2014 VMAs where vesting would accelerate upon an NEO’s death or disability, calculated assuming achievement of performance goals at actual performance ($188 per VMA Unit), multiplied by the number of Post-2014 VMA units awarded, and prorated based on the number of months elapsed with respect to the performance period.

The 2012 Stock Plan - Change-in-Control. Under the 2012 Stock Plan, VMAs granted prior to 2015 will vest upon a change-in-control irrespective of whether the NEO has a qualified termination. The only Pre-2015 VMA grants outstanding as of December 31, 2015, are grants made in 2014. Upon a change-in-control, outstanding 2014 VMAs will vest at the greater of target or actual performance. There are no other outstanding awards under the 2012 Stock Plan that accelerate vest upon only a change-in-control. The following table presents information about cash payments that would be payable upon a change-in control but assuming no qualified termination.

PLUM CREEK 2015 FORM 10-K | 192

Table of Contents	PART III / ITEM 11

Name	Value of RSUs	Value of Pre-2015 VMAs(A)	Value of Post-2014 VMAs	Value of All Equity Awards
Rick R. Holley Chief Executive Officer	$—	$4,000,000	$—	$4,000,000
Thomas M. Lindquist President and Chief Operating Officer	$—	$1,800,000	$—	$1,800,000
David W. Lambert Sr. Vice President and Chief Financial Officer	$—	$700,000	$—	$700,000
James A. Kilberg Sr. Vice President, Real Estate, Energy and Natural Resources	$—	$640,000	$—	$640,000
Larry D. Neilson Sr. Vice President, Resources and Operations Support	$—	$640,000	$—	$640,000

(A)
Pre-2015 VMAs. Represents the cash value of outstanding Pre-2015 VMAs where vesting would accelerate upon a change-in-control but no qualified termination, calculated assuming achievement of performance goals at target level ($100 per VMA Unit), multiplied by the number of Pre-2015 VMA units awarded to the NEO.

Other Severance. The Company also maintains a broad-based severance program covering all employees that provides up to 10 weeks' pay depending on years of service. For certain position-elimination separations, the Company has provided extended benefits equal to two weeks of pay for every year of service up to one year in consideration of a waiver and release for all potential claims. The Compensation Committee reserves the right to adjust this program for executives.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No person who served as a member of the Compensation Committee at any time during 2015 has any compensation committee interlocks or other insider participation to report. Mses. Goldberg, Josephs, and Grootwassink Lewis and Messrs. McLeod, Selzer, Stephen C. Tobias, and White served as members of the Compensation Committee during 2015. Mr. Tobias retired from the Board on August 4, 2015. Ms. Goldberg and Ms. Grootwassink Lewis were appointed to the Compensation Committee on August 18, 2015. No person who served as a member of the Compensation Committee at any time during 2015 is, or was formerly, an officer or employee of the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee, consisting entirely of independent non-employee directors, has furnished the following report on executive compensation:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of the Company. Based on its review and discussions, the Compensation Committee recommended to the full Board that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The foregoing report has been submitted by the following members of the Compensation Committee:
Michelle J. Goldberg, Robin Josephs, Sara Grootwassink Lewis, Robert B. McLeod, Lawrence A. Selzer,
and Martin A. White (Chairman)

PLUM CREEK 2015 FORM 10-K | 193

Table of Contents	PART III / ITEM 11

Director Compensation

The Compensation Committee periodically reviews non-employee director compensation and engages Towers Watson to advise it on market data, trends, and recommendations for this review. Based upon this review and advice, the Compensation Committee makes recommendations to the full Board regarding appropriate and competitive director compensation.

2015 Director Compensation

Our non-employee directors received the following compensation for their service on the Board during 2015:

•	$60,000 annual cash retainer.

•	$2,000 meeting fee for each meeting of the Board (one-half of this amount was paid for participation in any telephonic meeting unless otherwise determined by the Chairman of the Board).

•	2,455 shares of the Company's common stock (with an approximate total value of $110,000 at the time of grant).

The Chairman of the Board received an additional annual retainer of $60,000, and members of Board committees received the following amounts, depending upon their involvement with each committee of the Board:

•
Audit Committee — $15,000 annual cash retainer for the Chair of the Committee and $5,000 annual cash retainer for other Committee members. All members of the Audit Committee received a $2,000 fee for each meeting of the Audit Committee (one-half of this amount was paid for participation in any telephonic meeting unless otherwise determined by the Audit Committee Chair).

•
Compensation, Corporate Governance and Nominating Committees — $10,000 annual cash retainer for the Chair of the Compensation Committee and $5,000 annual cash retainer for the Chair of the Corporate Governance and Nominating Committee. Members of each committee received a $1,500 fee for each committee meeting (one-half of this amount was paid for participation in any telephonic meeting unless otherwise determined by the committee chair).

Directors had the choice to elect to take all or a portion of their retainers and fee compensation in the form of common stock of the Company, and they had the option to defer all or any part of their retainers and fee compensation. Directors were reimbursed for expenses incurred in connection with attending Board and committee meetings.
The table below summarizes compensation received by the Board's non-employee directors during 2015.

Name	Fees Earned or Paid in Cash ($)(A)	Stock Awards ($)(B)	Total ($)
Robin Josephs	$92,928	$109,395	$202,323
Michelle J. Goldberg	$35,707	$—	$35,707
Sara Grootwassink Lewis	$88,138	$109,395	$197,533
John G. McDonald	$98,261	$109,395	$207,656
Robert B. McLeod	$76,273	$109,395	$185,668
John F. Morgan Sr.	$151,208	$109,395	$260,603
Marc F. Racicot	$86,260	$109,395	$195,655
Lawrence A. Selzer	$78,427	$109,395	$187,822
Stephen C. Tobias	$37,072	$109,395	$146,467
Martin A. White	$86,077	$109,395	$195,472

(A)
Fees Earned or Paid in Cash — includes cash retainers and meeting fees earned in 2015. Under the terms of the Plum Creek Director Stock Ownership Plan, directors may also elect to receive shares of the Company's common stock in lieu of cash fees based on the closing price of the stock on the date such cash fees are payable to the director. Ms. Goldberg, Ms. Grootwassink Lewis and Mr. White elected to receive 100% of their cash fees in common stock under the plan, and Mr. Tobias elected to receive 50% of his cash fees in common stock under the plan. For cash fees earned in 2015, Mr. White was paid 2,039 shares of common stock. Ms. Goldberg was paid 829 shares of common stock, Ms. Grootwassink Lewis was paid 2,080 shares of common stock, and Mr. Tobias was paid 444 shares of common stock, receipt of which they deferred under the terms of the Plum Creek Deferral Plan.

PLUM CREEK 2015 FORM 10-K | 194

Table of Contents	PART III / ITEM 11

(B)
Stock Awards — represents the grant date fair value, calculated in accordance with Accounting Standards Codification (ASC) Topic 718, for grants of common stock awards made to non-employee directors of the Board. The grant date fair value for the 2015 award of common stock was $44.56 per share for all directors based on the closing price of Plum Creek's common stock on the date of grant.

Director Stock Ownership Guidelines

Each non-employee director is required to hold shares of common stock of the Company equal in value to five times the current Board retainer fee. Directors have five years from the date on which they are first elected or appointed to the Board, whichever is earlier, to comply with this requirement.

PLUM CREEK 2015 FORM 10-K | 195

Table of Contents	PART III / ITEM 12

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's common stock as of February 12, 2016, for each director, each named executive officer, the directors and executive officers as a group, and any person or entity known to the Company to beneficially own more than 5% of the Company's common stock. Amounts shown do not include restricted stock units because restricted stock units do not confer the right to vote on stockholder matters. Unless otherwise indicated, the address of each person is c/o Plum Creek Timber Company, Inc., 601 Union Street, Suite 3100, Seattle, Washington 98101-1374.

Name of Individual or Identity of Group	Number of Shares Beneficially Owned	Percentage of Class
Beneficial Owners of More than 5%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	11,613,401(A)	6.66%

First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105	11,914,241(B)	6.84%

The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	14,755,360(C)	8.47%

Directors
Michelle J. Goldberg	2,729(D)	*
Rick R. Holley	924,221(E)	*
Robin Josephs	41,446(F)	*
Sara Grootwassink Lewis	7,754G)	*
John G. McDonald	42,246(H)	*
Robert B. McLeod	29,246	*
John F. Morgan Sr.	22,323	*
Marc F. Racicot	14,199	*
Lawrence A. Selzer	10,199	*
Martin A. White	40,555	*

Named Executive Officers
Thomas M. Lindquist	97,710	*
David W. Lambert	91,942(I)	*
James A. Kilberg	34,647	*
Larry D. Neilson	53,713(J)	*

Directors and Executive Officers as a Group (18 persons, including those named above)	1,612,125	0.92%

*	Represents less than 1.0% of the outstanding shares of common stock, based on 174,307,568 shares of common stock outstanding as of February 12, 2016.

(A)	Based solely on information contained in a Form 13G/A filed by BlackRock, Inc., on January 27, 2016, with the Securities and Exchange Commission.

(B)	Based solely on information contained in a Form 13G/A filed by First Eagle Investment Management, LLC, on February 5, 2016, with the Securities and Exchange Commission.

(C)	Based solely on information contained in a Form 13G/A filed by The Vanguard Group, Inc., on February 10, 2016, with the Securities and Exchange Commission.

PLUM CREEK 2015 FORM 10-K | 196

Table of Contents	PART III / ITEM 12

(D)
Amount shown does not include 1,343 shares of common stock deferred under the Plum Creek Deferral Plan and held by a Company benefits trust. Ms. Goldberg does not have voting or dispositive power over these deferred shares under the terms of the plan, but she does maintain an economic and pecuniary interest in the shares.

(E)
Includes 29,288 shares of common stock held by a Company benefits trust over which Mr. Holley, on behalf of the Company, has discretionary voting power. Mr. Holley disclaims beneficial ownership of these shares. Also includes 660,000 shares of common stock issuable under stock options exercisable within 60 days of February 12, 2016.

(F)
Amount shown does not include 603 shares of common stock deferred under the Plum Creek Deferral Plan and held by a Company benefits trust. Ms. Josephs does not have voting or dispositive power over these deferred shares under the terms of the plan, but she does maintain an economic and pecuniary interest in the shares. Amount shown does include 200 shares of common stock held in trust for the benefit of Ms. Josephs' children and 41,246 shares of common stock held in a revocable trust over which Ms. Josephs has voting and dispositive power.

(G)
Amount shown does not include 4,992 shares of common stock deferred under the Plum Creek Deferral Plan and held by a Company benefits trust. Ms. Grootwassink Lewis does not have voting or dispositive power over these deferred shares under the terms of the plan, but she does maintain an economic and pecuniary interest in the shares.

(H)	Amount shown includes 36,246 shares held in a family trust over which Mr. McDonald has voting and dispositive power and 6,000 shares held in an individual retirement account.

(I)	Amount shown includes 55,000 shares of common stock issuable under stock options exercisable within 60 days of February 12, 2016.

(J)	Amount shown includes 20,000 shares of common stock issuable under stock options exercisable within 60 days of February 12, 2016.

PLUM CREEK 2015 FORM 10-K | 197

Table of Contents	PART III / ITEM 12

Equity Compensation Plan Information

The Company currently maintains one equity compensation plan, the 2012 Stock Plan, which was approved by the Company's stockholders in May 2012. The following table sets forth: (i) the number of shares of common stock subject to outstanding options, warrants, and rights; (ii) the weighted-average exercise price of outstanding options, warrants, and rights; and (iii) the number of shares remaining available for future award grants as of December 31, 2015, under the 2012 Stock Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (A)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column) (C)
Equity Compensation Plans Approved by Stockholders	1,666,880	$38.85	5,368,297
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	1,666,880	$38.85	5,368,297

(A)
Number of securities to be issued upon exercise of outstanding stock options and upon vesting of 446,175 outstanding RSUs at December 31, 2015. Number of securities to be issued includes outstanding stock options and RSUs issued under both the 2004 Stock Plan and the 2012 Stock Plan.

(B)	Weighted-average exercise price does not take into account the shares issuable upon the vesting of VMAs or RSUs, which have no exercise prices.

(C)
Represents shares available for future issuance under the 2012 Stock Plan. At December 31, 2015, 780,603 shares of the 6.1 million shares available for issuance under the 2012 Stock Plan have been used for the grant of common stock and RSUs. The number of shares to be issued in connection with outstanding VMAs is not determinable until the end of their respective performance periods. For a description of the various stock-based grants that may be issued under the 2012 Stock Plan, refer to Part II, Item 8, Notes to the Consolidated Financial Statements - Note 14 Share-Based Compensation Plans.

PLUM CREEK 2015 FORM 10-K | 198

Table of Contents	PART III / ITEM 13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

The Company's Code of Conduct governs related party transactions for the Company's directors, officers, and employees and requires potential conflicts of interest to be reported to the Company's legal department. The Company's policy covers any transaction, arrangement, or relationship in which the Company or any of its subsidiaries was, is, or will be involved and in which any related person had, has, or will have a material interest. The Company's policy recognizes that these transactions can present potential or actual conflicts of interest and create the appearance that corporate decisions are based on considerations other than the best interests of the Company and its stockholders. Nevertheless, the Company's policy recognizes that there may be situations where a related party transaction may be in, or may not be inconsistent with, the best interests of the Company and its stockholders, including situations where the Company may obtain products or services of a nature, quantity, quality, or on other terms that are not readily available from alternative sources or when the Company provides products or services to related persons on terms comparable to those provided to or by unrelated third parties.

The legal department reviews all information regarding a related party transaction and assesses whether an actual or proposed transaction is or may be inconsistent with the Company's policy. If the legal department determines that the actual or proposed transaction is or may be inconsistent with the Company's policy, the transaction is submitted to the Board of Directors for review. In reviewing a transaction, the legal department and the Board take into consideration all of the relevant facts and circumstances available to them, including, but not limited to: (1) the related person's relationship to the Company and interest in the transaction; (2) the material facts of the transaction, including the amount involved; (3) the benefits to the Company of the transaction; and (4) an assessment of whether the transaction is on terms that are comparable to the terms available to or from an unrelated party.

In addition, any related party transaction involving a director is reviewed annually by the Corporate Governance and Nominating Committee and the Board of Directors in determining the independence of the Company's directors under the Board's categorical standards for director independence, SEC rules, and the NYSE listing standards. Directors and executive officers are required annually to complete a directors' and officers' questionnaire that elicits information about related party transactions. The Corporate Governance and Nominating Committee reviews all transactions and relationships disclosed in the questionnaires, and the Board makes a formal determination regarding each director's independence under the Board's and the NYSE's independence standards. There were no related party transactions during 2015.

Director Independence

The Board's governance principles require that at least two-thirds of the Board be composed of independent directors and that each of the Board's three committees be composed solely of independent directors. No director is considered independent unless the Board has determined that he or she has no material relationship with the Company, either directly or as a partner, stockholder, or officer of an organization that has a material relationship with the Company. To evaluate the materiality of any such relationship, the Board has adopted categorical independence standards consistent with NYSE listing standards for director independence. A copy of these standards can be found on the Company's website at www.plumcreek.com by clicking on the “Investors” link and then the “Corporate Governance” link.

With the assistance of its legal counsel, the Board reviewed written responses to submitted questionnaires completed by each director against the Board's and the NYSE's general independence standards for directors, along with NYSE and SEC independence standards specifically applicable to Board members who serve on the Audit Committee and NYSE and SEC independence standards applicable to Board members who serve on the Compensation Committee. On the basis of this review, the Board affirmatively determined that each of Mses. Goldberg, Josephs, and Grootwassink Lewis and Messrs. McDonald, McLeod, Morgan, Racicot, Selzer, and White is independent under the Board's and the NYSE's director independence standards. The Board of Directors has also determined that each of the current members of the Audit Committee is independent in accordance with both NYSE listing standards applicable to audit committee members and Rule 10A-3(b)(1) of the Exchange Act and that each of the current members of the Compensation

PLUM CREEK 2015 FORM 10-K | 199

Table of Contents	PART III / ITEM 13

Committee is independent in accordance with both NYSE and SEC independence standards applicable to compensation committee members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to the Independent Auditors for 2014 and 2015

Ernst & Young billed the Company for the following services for the years ended December 31, 2014, and December 31, 2015.

	2015	2014
Audit Fees	$1,985,000	$1,935,595
Audit-Related Fees (A)	$227,991	$50,803
Tax Fees (B)	$723,396	$452,938
All Other Fees (C)	$99,935	$21,000
Total Fees	$3,036,322	$2,460,336

(A) For 2015, services related to the pending Twin Creeks Timberland Venture and Weyerhaeuser merger transactions and financial accounting and financial reporting standards. For 2014, services related to financial accounting and financial reporting standards and internal control framework.

(B) For 2015, tax planning and research in the amount of $382,270 and tax compliance services (including U.S. federal returns) and tax examination assistance in the amount of $341,126. For 2014, tax planning and research in the amount of $106,443 and tax compliance services (including U.S. federal returns) and tax examination assistance in the amount of $346,495.

(C) For 2015, due diligence services in connection with the Company's pending merger with Weyerhaeuser. For 2014, services and assurance work related to the Company's response to the Carbon Disclosure Project.

All of the services provided by the independent auditors in 2014 and 2015 were pre-approved by the Audit Committee, which concluded that the provision of such services by the independent auditors was compatible with the maintenance of its independence in the conduct of its auditing functions. The Audit Committee did not use the “de minimis” exception to pre-approval that is available under SEC rules. Consistent with the terms of its charter, the Audit Committee is required to pre-approve all audit and non-audit services provided by the independent auditors. The Audit Committee may delegate its pre-approval responsibility to a single member of the Audit Committee, provided that any pre-approval decisions made by any such single Committee member is presented to and discussed by the full Committee at its next scheduled meeting. This responsibility has been delegated to Mr. McDonald, the Chairman of the Audit Committee, with respect to services to be provided prior to any scheduled meeting of the Committee.

PLUM CREEK 2015 FORM 10-K | 200

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

PLUM CREEK 2015 FORM 10-K | 201

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

2.5	Agreement and Plan of Merger, dated as of November 6, 2015, by and between Plum Creek Timber Company, Inc. and Weyerhaeuser Company (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed November 9, 2015).

2.6
Contribution Agreement dated as of September 15, 2015 by and among Plum Creek Timberlands, L.P., Plum Creek Timber Operations I, LLC and Twin Creeks Timber, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed September 21, 2015). First Amendment to Contribution Agreement dated as of January 6, 2016 by and among Plum Creek Timberlands, L.P., Plum Creek Timber Operations I, L.L.C. and Twin Creeks Timber, LLC (Exhibit 2.1 to Form 8-K, File No. 1-10239, filed January 12, 2016).

3.1	Restated Certificate of Incorporation of Plum Creek Timber Company, Inc., as amended (Exhibit 3.1 to Form 10-Q, File No. 1-10239, for the quarter ended June 30, 2009).

3.2
Amended and Restated By-laws of Plum Creek Timber Company, Inc., as amended (Exhibit 3.2 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010). Fifth Amendment to the Amended and Restated By-Laws of Plum Creek Timber Company, Inc. (Exhibit 3.1 to Form 8-K, File No. 1-10239, filed November 9, 2015).

3.3	Amended and Restated Agreement of Limited Partnership of Plum Creek Timberlands, L.P. (Exhibit 3.3 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

PLUM CREEK 2015 FORM 10-K | 202

Table of Contents	EXHIBITS

4.1
Note Indenture, dated November 14, 2005, by and among Plum Creek Timberlands, L.P., as issuer, Plum Creek Timber Company, Inc., as guarantor, and U.S. Bank National Association, as trustee, governing the terms of the 4.70% Notes due 2021, and the 3.25% Notes due 2023 (Exhibit 4.1 to Form 8-K, File No. 1-10239, filed November 14, 2005).

4.2
Officer's Certificate (including Form of Note and Guarantee), dated November 15, 2010, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 4.70% Notes due 2021 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 15, 2010).

4.3
Officer's Certificate (including Form of Note and Guarantee), dated November 26, 2012, executed by Plum Creek Timberlands, L.P., as issuer, establishing the terms and form of the 3.25% Notes due 2023 (Exhibit 4.2 to Form 8-K, File No. 1-10239, filed November 26, 2012).

4.4	Amended and Restated Installment Note, dated December 16, 2013, executed by Plum Creek Timberlands, L.P. (Exhibit 4.6 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013).

4.5	The registrant agrees that it will furnish the Commission a copy of any of its debt instruments not listed herein upon request.

10.1
Revolving Credit Agreement, dated March 2, 2012, by and among Plum Creek Timberlands, L.P., as the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland plc, JPMorgan Chase Bank, N.A. and U.S. Bank National Association, as Syndication Agents, CoBank, ACB and Northwest Farm Credit Services, PCA, as Documentation Agents, Wells Fargo Securities, LLC, The Bank of Tokyo-Mitsubishi UFJ, Ltd., RBS Securities Inc., J.P. Morgan Securities LLC, U.S. Bank National Association, CoBank, ACB and Northwest Farm Credit Services, PCA, as Joint Lead Arrangers and as Joint Book Runners, and the other lenders party thereto (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed March 5, 2012). First Amendment to Revolving Credit Agreement, dated June 4, 2012, by and among Plum Creek Timberlands, L.P., Wells Fargo Bank, National Association, as Administrative Agent for the lenders party thereto and as a lender, and the other lenders party thereto. Second Amendment to Revolving Credit Agreement, dated November 8, 2013, by and among Plum Creek Timberlands, L.P., Wells Fargo Bank, National Association, as Administrative Agent for the lenders party thereto and as a lender, and the other lenders party thereto (Exhibit 10.1 to Form 8-K, file No. 1-10239, filed November 12, 2013). Commitment Increase Agreement dated as of December 28, 2015, by and among Plum Creek Timberlands, L.P., Wells Fargo Bank, National Association, as Administrative Agent for the lenders party thereto and as a lender, and the other lenders party thereto.

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

10.7+
Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010). First Amendment to Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012). Second Amendment to Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013). Third Amendment to Plum Creek Pension Plan (Exhibit 10.7 to Form 10-K, File No. 1-10239, for the year ended December 31, 2014).

10.8+	Plum Creek Timber Company, Inc. Deferral Plan (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed June 24, 2005).

10.9+	Director Deferral Election Form (Exhibit 10.3 to Form 8-K, File No. 1-10239, filed June 24, 2005).

PLUM CREEK 2015 FORM 10-K | 203

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

10.15+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2006 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed February 8, 2006).

10.16+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2007 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed February 8, 2007).

10.17+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2008 (Exhibit 10.18 to Form 10-K, File No. 1-10239, for the year ended December 31, 2007).

10.18+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2009 (Exhibit 10.20 to Form 10-K, File No. 1-10239, for the year ended December 31, 2008).

10.19+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2010 (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2009).

10.20+	Form of Executive Stock Option, Restricted Stock Unit and Value Management Award Agreement For Plan Year 2011 (Exhibit 10.22 to Form 10-K, File No. 1-10239, for the year ended December 31, 2010).

10.21+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2012 (Exhibit 10.2 to Form 8-K, File No. 1-10239, filed May 10, 2012).

10.22+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2013 (Exhibit 10.24 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012).

10.23+	Form of Executive Restricted Stock Unit and Value Management Award Agreement For Plan Year 2014 (Exhibit 10.25 to Form 10-K, File No. 1-10239, for the year ended December 31, 2013).

10.24+	Form of Executive Restricted Stock Unit and Value Management Award Agreement for Plan Year 2015 (Exhibit 10.24 to Form 10-K, File No. 1-10239, for the year ended December 31, 2014).

10.25+	Form of Executive Restricted Stock Unit Agreement for Plan Year 2016.

10.26+	Form of Executive Change in Control Agreement.

10.27+	Form of Restricted Stock Unit Award Agreement for Rick R. Holley For Plan Year 2014 (Exhibit 10.1 to Form 8-K, file No. 1-10239, filed February 6, 2014).

10.28+	Restricted Stock Unit Award Waiver Agreement for Rick R. Holley (Exhibit 10.1 to Form 8-K, File No. 1-10239, filed December 12, 2014).

10.29+	Form of Amendment to Outstanding Stock Option Award Agreements (Exhibit 10.4 to Form 10-Q, file No. 1-10239, for the quarter ended June 30, 2009).

10.30+	Summary of Current Director Compensation (Exhibit 10.29 to Form 10-K, File No. 1-10239, for the year ended December 31, 2012).

10.31+	Form of Director and Officer Indemnity Agreement (Exhibit 10.21 to Form 10-K, File No. 1-10239, for the year ended December 31, 2004).

PLUM CREEK 2015 FORM 10-K | 204

Table of Contents	EXHIBITS

12.1	Statements regarding computation of ratios.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of KPMG LLP.

24.1	Power of Attorney (Included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Rick R. Holley pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of David W. Lambert pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

99.1	Financial Statements of Southern Diversified Timber, LLC.

99.2	S&P 500 Peer Group

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

PLUM CREEK 2015 FORM 10-K | 205

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

/s/ John F. Morgan, Sr.	Director, Chairman of the Board	February 18, 2016
John F. Morgan, Sr.		Date
Chief Executive Officer, Director
/s/ Rick R. Holley		February 18, 2016
Rick R. Holley	(Principal Executive Officer)	Date

/s/ Michelle J. Goldberg	Director	February 18, 2016
Michelle J. Goldberg		Date

/s/ Robin Josephs	Director	February 18, 2016
Robin Josephs		Date

/s/ Sara Grootwassink Lewis	Director	February 18, 2016
Sara Grootwassink Lewis		Date

/s/ Robert B. McLeod	Director	February 18, 2016
Robert B. McLeod		Date

/s/ John G. McDonald	Director	February 18, 2016
John G. McDonald		Date

/s/ Lawrence A. Selzer	Director	February 18, 2016
Lawrence A. Selzer		Date

/s/ Marc F. Racicot	Director	February 18, 2016
Marc F. Racicot		Date

/s/ Martin A. White	Director	February 18, 2016
Martin A. White		Date
Senior Vice President and Chief Financial Officer
/s/ David W. Lambert		February 18, 2016
David W. Lambert	(Principal Financial Officer)	Date

Vice President and Chief Accounting Officer
/s/ David A. Brown		February 18, 2016
David A. Brown	(Principal Accounting Officer)	Date

PLUM CREEK 2015 FORM 10-K | 206